Form 10QSB
period 1996-03-31
WOODROAST SYSTEMS INC
filed 1996-05-15
CIK 919273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                   to

Commission file number                0-25926

                             WOODROAST SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Minnesota                                       41-1563961
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        10250 Valley View Road, Suite 145, Eden Prairie, Minnesota 55344
                    (Address of Principal Executive Offices)

                                  612-944-5113
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__   No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 13, 1996 there were 2,874,967 shares of common stock, $0.005 par value outstanding.



                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                                 March 31, 1996




PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets -
           March 31, 1996 and December 31, 1995......................    3

          Consolidated Condensed Statements of Operations for the
           thirteen week periods ended March 31, 1996 and
           March 26, 1995............................................    4

          Consolidated Condensed Statements of Cash Flows for the
           thirteen week periods ended March 31, 1996 and
           March 26, 1995............................................    5

          Notes to Consolidated Condensed
           Financial Statements......................................    6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................................    8

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings..........................................   10

Item 6:   Exhibits and Reports on Form 8-K...........................   10


Signatures ..........................................................   11



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                            March 31,     December 31,
                                                              1996            1995
                                                           -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ............................   $   452,762    $    27,843
  Available-for-sale securities ........................           689         12,634
  Inventories ..........................................       194,027        125,386
  Due from stockholder .................................        24,433           --
  Prepaid expenses and other ...........................       101,263         95,810
                                                           -----------    -----------
     Total current assets ..............................       773,174        261,673

PROPERTY AND EQUIPMENT, NET ............................     4,342,533      4,378,285

DEPOSITS ...............................................        42,863         51,085

PATENT AND TRADEMARKS, NET .............................         9,785         10,009
                                                           -----------    -----------

                                                           $ 5,168,355    $ 4,701,052
                                                           ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - stockholder ...........................   $   300,000    $   300,000
  Current portion of capital leases ....................        61,812         58,234
  Accounts payable .....................................       311,806        877,438
  Accrued expenses .....................................       361,167        174,210
                                                           -----------    -----------
     Total current liabilities .........................     1,034,785      1,409,882

LONG-TERM DEBT .........................................     1,000,000      1,000,000
LESS: UNAMORTIZED DISCOUNT .............................      (319,413)      (346,914)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION       185,993        115,925
                                                           -----------    -----------
     Total liabilities .................................     1,901,365      2,178,893
                                                           -----------    -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 100,000,000 shares
   authorized, 2,704,967 and 2,249,967 shares
   issued and outstanding ..............................        13,525         11,250
  Additional paid-in capital ...........................     4,964,764      3,962,406
  Accumulated deficit ..................................    (1,711,299)    (1,451,497)
                                                           -----------    -----------

     Total stockholders' equity ........................     3,266,990      2,522,159
                                                           -----------    -----------

                                                           $ 5,168,355    $ 4,701,052
                                                           ===========    ===========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Thirteen Weeks Ended
                                              March 31,      March 26,
                                                1996            1995
                                             -----------    -----------
NET SALES ................................   $ 1,831,969    $   611,712
                                             -----------    -----------

COSTS AND EXPENSES:
  Food and beverage costs ................       628,984        190,026
  Restaurant operating expenses ..........     1,097,651        348,989
  Depreciation and amortization ..........       104,818         32,400
  General, administrative and development.       239,223        207,786
                                             -----------    -----------
    Total costs and expenses .............     2,070,676        779,201
                                             -----------    -----------

    Loss from operations .................      (238,707)      (167,489)
                                             -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income ........................            55         35,058
  Interest expense .......................       (82,668)        (6,525)
  Gain on sale of assets .................          --            3,900
  Other income ...........................        61,518           --
                                             -----------    -----------
    Total other income (expense) .........       (21,095)        32,433
                                             -----------    -----------

LOSS BEFORE INCOME TAXES .................      (259,802)      (135,056)

    Income taxes .........................          --             --
                                             -----------    -----------

NET LOSS .................................   $  (259,802)   $  (135,056)
                                             ===========    ===========


NET LOSS PER COMMON SHARE ................   $     (0.11)   $     (0.06)
                                             ===========    ===========


WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING ...............     2,264,472      2,250,000
                                             ===========    ===========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                   Thirteen Weeks Ended
                                                 March 31,      March 26,
                                                   1996           1995
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................   $  (259,802)   $  (135,056)
  Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization .............       104,818         42,020
  Amortization of long-term debt discount ...        27,501           --
  Changes in operating assets and liabilities      (387,202)      (111,017)
                                                -----------    -----------
     Cash flows from operating activities ...      (514,685)      (204,053)
                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of available-for-sale securities .        11,945        746,184
  Purchases of property and equipment .......       (20,438)      (117,636)
  Construction in progress ..................          --          (58,510)
  Deposits used (advanced) ..................         8,222         (6,967)
                                                -----------    -----------
     Cash flows from investing activities ...          (271)       563,071
                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital lease       (16,353)        (5,404)
  Repayment of note payable - bank ..........          --         (373,414)
  Proceeds from stock sale net ..............       956,228           --
                                                -----------    -----------
     Cash flows from financing activities ...       939,875       (378,818)
                                                -----------    -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS .......................       424,919        (19,800)

CASH AND CASH EQUIVALENTS, BEGINNING ........        27,843      1,280,673
                                                -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING ...........   $   452,762    $ 1,260,873
                                                ===========    ===========





                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.


(2)     LONG-TERM DEBT

In November 1995, the Company completed a private placement of $1,000,000 in principal amount of Secured Promissory Notes (the Notes) (including $700,000 to Company stockholders) and received net proceeds of $943,252. The Notes are secured by substantially all Company assets and bear interest at an annual rate of 15%, payable monthly. In addition, the holders of the Notes received warrants to purchase an aggregate of 200,016 shares of the Company's common stock at $.01 per share. The warrants are exercisable through May 31, 2000. On the date of issuance, the Warrants had a total value of $299,333 based on the then market price of the Company's common stock. The discount created by the issuance costs and warrants is being amortized over the life of the Notes using the interest method. The approximate effective annual interest rate of the Notes is 26%. The Notes generally require repayment of principal over a four year period beginning January 1997, although certain reductions or accelerations of the repayment schedule are possible if the annual gross sales of the Rockville unit are less than $4,000,000 or greater than $7,000,000. Current maturities of the Notes, assuming the four year amortization beginning January 1997 are $197,162 in fiscal year 1997, $228,857 in fiscal year 1998, $265,647 in fiscal year 1999, and $308,334 in fiscal year 2000.


(3)     PRIVATE PLACEMENT OF COMMON STOCK

In March and April 1996, the Company sold 625,000 shares of its common stock in a private placement for $2.25 per share, and received net proceeds of approximately $1,300,000. The Company plans to use the net proceeds from this private placement of common stock to pay debt and trade payables and to provide working capital for general corporate purposes.

(4)     LOSS PER COMMON SHARE

Primary and fully diluted loss per common share are determined by dividing net loss by the weighted average number of common shares outstanding during each period. Primary and fully diluted loss per share are the same.

(5)     INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of December 31, 1995, the Company had net operating loss carryforwards of approximately $1,430,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.


(6)     COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes such legal actions will be resolved without a material effect on the Company's financial position or results of operations.



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota, since 1989, and a restaurant in Rockville, Maryland, since November 1995. The successful operation of the Rockville restaurant and future expansion by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast concept and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation and development of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $259,802 for the thirteen week period ended March 31, 1996, and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1996 will be a 52 week year, while fiscal year 1995 was a 53 week year.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996 AND MARCH 26, 1995

The restaurant located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended March 31, 1996 of $651,477 or a 7.5% increase of $45,765 from $605,712 for the thirteen weeks ended March 26, 1995. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks ended March 31, 1996 of $1,180,492.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended March 31, 1996 were $596,308 or a 4.3% increase of $24,893 from $571,415 for the thirteen weeks ended March 26, 1995. The food, beverage and other direct costs related to the operation of the Rockville, Maryland, restaurant for the thirteen weeks ended March 31, 1996 were $1,235,145. Due to costs associated with opening the Rockville restaurant, a loss from operations occurred. In addition to expected costs, including staff training and promotion, additional unanticipated costs were incurred for expansion of the restaurant's kitchen and training of additional management to meet unforeseen peak demand. These and other cost control issues have been addressed by management and a program to increase sales has been undertaken. However, no assurance can be given that these efforts will achieve desired results by year end.

Other expenses were $21,095, net, for the thirteen weeks ended March 31, 1996, compared to other income of $32,433 for the thirteen weeks ended March 26, 1995. These increased expenses are attributable primarily to increased interest costs.



LIQUIDITY AND CAPITAL RESOURCES

During the past two fiscal years, the Company's capital requirements have been met principally through the public and private sale of debt and equity securities. In June 1994, the Company completed an Initial Public Offering of 750,000 units consisting of 750,000 shares of Common Stock, and 750,000 Redeemable Class A Warrants at an offering price of $5.50 per unit and received net proceeds of approximately $3,360,000 after approximately $765,000 in offering costs and underwriting discounts. Such net proceeds had been fully utilized by December 31, 1995, for the development and opening of the Rockville restaurant, and for the reduction of debt and trade payables.

The Company had a working capital deficit of $265,612 at March 31, 1996, compared to a working capital deficit of $1,148,209 at December 31, 1995. Cash, cash equivalents and available-for-sale securities were $452,762 at March 31, 1996, representing an increase of $424,919 from $27,843 at December 31, 1995. These increases are attributable to proceeds from the private placement of common stock in March 1996.

In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the Notes) and warrants (the Warrants) to purchase an aggregate 200,016 share of Common Stock. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. The Warrants have an exercise price of $.01 per share and are exercisable at any time throughout May 31, 2000. Holders of Warrants or Warrant shares have certain piggyback registration rights through May 31, 2002.

The Notes bear interest at 15%, payable monthly following the opening of the Rockville restaurant. The effective annual interest rate, after considering the value of the Warrants, is approximately 26%. The repayment schedule of the Notes is dependent on the gross revenues of the Rockville restaurant during its first year of operations: (A) If the gross revenues of the Rockville restaurant during the first operating year are $4 million or greater, equal monthly installments of principal and interest, amortized over a four year period, are payable beginning in the second month following the end of the first operating year and ending 47 months thereafter, when any unpaid principal and interest is payable in full. (B) If the gross revenues of the Rockville restaurant during the first operating year are less than $4 million, then only interest is payable through July 1, 1998; thereafter, equal monthly installments of principal and interest, amortized over an eight year period, are payable beginning August 1, 1998 and continuing thereafter until July 1, 2006, when any unpaid principal and interest is payable in full. (C) In addition, if the gross revenues of the Rockville restaurant exceed $7 million for any operating year, the Company is obligated to make a prepayment on the Notes of $25,000 for every $100,000 of the original principal amount of the Note (but not to exceed the then-outstanding principal balance), payable within two months after the end of such operating year. The private placement of Units resulted in net proceeds of approximately $940,000 which were used to fund construction expenses and other costs related to the opening of the Rockville restaurant.

The proceeds from the private placement included $200,000 in cash received in October 1995 pursuant to a bridge loan financing by Lyle Berman, pursuant to which the Company and its subsidiary granted to Mr. Berman a security interest in the assets of the Company's restaurant in St. Louis Park, Minnesota. This bridge financing was included in the private placement of Notes and Warrants in November 1995 described above, and the bridge loan agreements were canceled at that time. In December 1995, Mr. Berman made an additional $300,000 loan to the Company, which was due and paid in April 1996. The Note carried interest at 15%.

In March and April 1996, the Company sold 625,000 shares of its Common Stock in a private placement for $2.25 per share, and received net proceeds of approximately $1,300,000. Holders of such shares have certain piggyback registration rights. The net proceeds from the private placement of Common Stock have been and will be used to pay debt and trade payables and to provide working capital for the general corporate purposes.

The Company will require additional financing to implement its expansion plans. There is no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. The Company believes that it can repay its existing indebtedness from cash flow from operations or will be able to obtain new financing when such indebtedness is due. However, there can be no assurance that cash flow from operations will be sufficient or that new financing will be available.



                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is currently involved in legal proceedings arising in the ordinary course of its business. The Company does not believe any such legal proceedings will have a material adverse impact on the Company.


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits required by Item 601 of Regulation S-K

                  None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.

                  Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Woodroast Systems, Inc.






                                                  /s/ SHELDON F. JACOBS
                                            (Registrant) by Sheldon F. Jacobs
                                                    Chairman of Board,
                                                Chief Executive Officer and
                                                  Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer, Principal Executive Officer)


Date:  May  14, 1996