Form 10QSB
period 1996-06-30
WOODROAST SYSTEMS INC
filed 1996-07-26
CIK 919273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________ to ____________________

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

                                 (612) 944-5113
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 25, 1996 there were 2,874,967 shares of common stock, $0.005 par value outstanding.



                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                                  June 30, 1996




PART I:           FINANCIAL INFORMATION                                   Page #

Item 1.           Financial Statements:
         Consolidated Condensed Balance Sheets -
          June 30, 1996 and December 31, 1995.............................. 3

         Consolidated Condensed Statements of Operations -
          for the thirteen and twenty-six week periods ended
          June 30, 1996 and June 25, 1995.................................. 4

         Consolidated Condensed Statements of Cash Flows -
          for the thirteen and twenty-six week periods ended
          June 30, 1996 and June 25, 1995.................................. 5

         Notes to Consolidated Condensed
          Financial Statements............................................. 6

Item 2.           Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations....................................................... 8



PART II: OTHER INFORMATION

Item 1.           Legal Proceedings........................................11

Item 4.           Submission of Matters to a Vote of Security Holders......11

Item 6.           Exhibits and Reports on Form 8-K.........................11



Signatures.................................................................12





                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                           June 30,       December 31,
                                                              1996           1995
                                                           -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ............................   $    85,329    $    27,843
  Available-for-sale securities ........................           698         12,634
  Inventories ..........................................       172,149        125,386
  Due from stockholder .................................        34,493              0
  Prepaid expenses and other ...........................       124,265         95,810
                                                           -----------    -----------
     Total current assets ..............................       416,934        261,673

PROPERTY AND EQUIPMENT, NET ............................     4,288,520      4,378,285

DEPOSITS ...............................................         6,900         51,085

PATENT AND TRADEMARKS, BEING AMORTIZED .................         9,562         10,009
                                                           -----------    -----------
                                                           $ 4,721,916    $ 4,701,052
                                                           ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - stockholder ...........................   $         0    $   300,000
  Current portion of capital leases ....................        43,448         58,234
  Accounts payable .....................................       303,434        877,438
  Accrued expenses .....................................       269,311        174,210
                                                           -----------    -----------
     Total current liabilities .........................       563,788      1,409,882

LONG-TERM DEBT .........................................     1,000,000      1,000,000
LESS: UNAMORTIZED DISCOUNT .............................      (291,912)      (346,914)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION       185,993        115,925
                                                           -----------    -----------
     Total liabilities .................................       894,081      2,178,893
                                                           -----------    -----------


COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares
   authorized, 2,874,967 and 2,249,967 shares
   issued and outstanding ..............................        14,375         11,250
  Additional paid-in capital ...........................     5,323,063      3,962,406
  Accumulated deficit ..................................    (2,125,796)    (1,451,497)
                                                           -----------    -----------
     Total stockholders' equity ........................     3,211,642      2,522,159
                                                           -----------    -----------

                                                           $ 4,721,916    $ 4,701,052
                                                           ===========    ===========





                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                              --------------------        ----------------------
                                             June 30,      June 25,       June 30,       June 25,
                                              1996           1995           1996           1995
                                          -----------    -----------    -----------    -----------
NET SALES .............................   $ 1,585,584    $   534,316    $ 3,417,553    $ 1,140,028
                                          -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Food and beverage costs .............       534,553        170,004      1,163,537        360,029
  Restaurant operating expenses .......       957,060        307,546      2,054,711        656,535
  Depreciation and amortization .......        95,926         32,400        190,661         64,800
  General, administrative & development       335,411        159,662        584,717        367,449
                                          -----------    -----------    -----------    -----------

    Total costs and expenses ..........     1,922,950        669,612      3,993,626      1,448,813
                                          -----------    -----------    -----------    -----------

    Loss from operations ..............      (337,366)      (135,296)      (576,073)      (308,785)
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income .....................             9         25,830             64         60,889
  Interest expense ....................       (77,140)        (4,930)      (159,808)       (11,455)
  Other income ........................             0         12,080         61,518         18,080
  Gain on sale of assets ..............             0              0              0          3,900
                                          -----------    -----------    -----------    -----------

    Total other income (expense) ......       (77,131)        32,980        (98,226)        71,414
                                          -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ..............      (414,497)      (102,316)      (674,299)      (237,371)

    Income taxes ......................             0              0              0              0
                                          -----------    -----------    -----------    -----------

NET LOSS ..............................   $  (414,497)   $  (102,316)   $  (674,299)   $  (237,371)
                                          ===========    ===========    ===========    ===========


LOSS PER COMMON SHARE .................   $      (.14)   $      (.05)   $      (.26)   $      (.10)
                                          ===========    ===========    ===========    ===========


WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING ............     2,867,136      2,268,000      2,576,559      2,268,000
                                          ===========    ===========    ===========    ===========




                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                     --------------------        ----------------------
                                                    June 30,      June 25,       June 30,       June 25,
                                                     1996           1995           1996           1995
                                                 -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................   $  (414,497)   $  (102,316)   $  (674,299)   $  (237,371)
  Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization ..............       105,989         42,030        210,807         84,050
  Amortization of long-term debt discount ....        27,501              0         55,002              0
  Changes in operating assets and liabilities       (134,668)       143,876       (497,437)       125,502
                                                 -----------    -----------    -----------    -----------

     Cash flows from operating activities ....      (415,675)        83,590       (905,927)       (27,819)
                                                 -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of available-for-sale securities ..             0        752,136         11,945      1,498,321
  Purchases of property and equipment ........       (18,447)        (2,182)       (38,885)      (114,204)
  Construction in progress ...................             0       (547,734)             0       (611,858)
  Advances to stockholders ...................       (10,060)        (6,000)       (34,493)      (102,545)
  Deposits (advanced) used ...................        35,963         (7,645)        44,185        (14,612)
  Sale of property and equipment .............             0              0              0          3,900
                                                 -----------    -----------    -----------    -----------

     Cash flows from investing activities ....         7,456        188,575        (17,248)       659,002
                                                 -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ......       (18,364)       (19,085)       (34,717)       (27,451)
  Payment on note payable - stockholder ......      (300,000)             0       (300,000)             0
  Payments on note payable - bank ............             0              0              0       (370,452)
  Net proceeds from sale of common stock .....       359,150              0      1,315,378              0
                                                 -----------    -----------    -----------    -----------

     Cash flows from financing activities ....        40,786        (19,085)       980,661       (397,903)
                                                 -----------    -----------    -----------    -----------


INCREASE (DECREASE) CASH AND CASH EQUIVALENTS       (367,433)       253,080         57,486        233,280

CASH AND CASH EQUIVALENTS, BEGINNING .........       452,762      1,260,873         27,843      1,280,673
                                                 -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING ............   $    85,329    $ 1,513,953    $    85,329    $ 1,513,953
                                                 ===========    ===========    ===========    ===========




                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.


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



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota, since 1989, and a restaurant in Rockville, Maryland, since November 1995. The successful operation of the Rockville restaurant and future expansion by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast concept and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation and development of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $414,497 and $674,299 for the thirteen and twenty-six week periods ended June 30, 1996, respectively, and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1996 will be a 52 week year, while fiscal year 1995 was a 53 week year.



RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JUNE 25, 1995

The Company's restaurant operation located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended June 30, 1996 and June 25, 1995 of $579,921 and $534,316, respectively, or a 8.5% increase of $45,605. Net sales from the St. Louis Park operation for the twenty-six weeks ended June 30, 1996 and June 25, 1995 were $1,231,398 and $1,140,028, respectively, or a 8.0% increase of
$91,370. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks and twenty-six weeks ended June 30, 1996 of $1,005,663 and $2,186,155, respectively.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended June 30, 1996 and June 25, 1995 were $552,179 and $509,950, respectively, or a 8.3% increase of $42,229. The food, beverage and other direct costs from the St. Louis Park operation for the twenty-six weeks ended June 30, 1996 and June 25, 1995 were $1,148,487 and $1,081,364, respectively, or a 6.2% increase of $67,123. The food, beverage and other direct costs related to the operation of the Rockville, Maryland, restaurant for the thirteen weeks and twenty-six weeks ended June 30, 1996 were $1,035,360 and $2,260,422, respectively. Due to costs associated with opening the Rockville restaurant, a loss from operations occurred. In addition to expected costs, including staff training and promotion, additional unanticipated costs were incurred for expansion of the restaurant's kitchen and training of additional management to meet unforeseen peak demand. These and other cost control issues have been addressed by management and a program to increase sales has been undertaken. However, no assurance can be given that these efforts will achieve desired results by year end.

The Company's executive and administrative office located in Eden Prairie, Minnesota, had general, administrative and development costs and expenses for the thirteen weeks ended June 30, 1996 and June 25, 1995 were $335,411 and $159,662, respectively, or a 110.1% increase of $175,749. The general, administrative and development costs and expenses for the twenty-six weeks ended June 30, 1996 and June 25, 1995 were $584,717 and $367,449, respectively, or a 59.1% increase of $217,268. These increased expenses are attributable primarily to the Company's ongoing restaurant development efforts.

Other expenses were $77,131 and $98,226, net, for the thirteen weeks and twenty-six weeks ended June 30, 1996, respectively, compared to the other income of $32,980 and $71,414, net, for the thirteen weeks and twenty-six weeks ended June 25, 1995, respectively. These increased expenses are attributable primarily to increased interest costs.


LIQUIDITY AND CAPITAL RESOURCES

During the past two fiscal years, the Company's capital requirements have been met principally through the public and private sale of debt and equity securities. In June 1994, the Company completed an Initial Public Offering of 750,000 units consisting of 750,000 shares of Common Stock, and 750,000 Redeemable Class A Warrants at an offering price of $5.50 per unit and received net proceeds of approximately $3,360,000 after approximately $765,000 in offering costs and underwriting discounts. Such net proceeds had been fully utilized by December 31, 1995, for the development and opening of the Rockville restaurant, and for the reduction of debt and trade payables. The Company had a working capital deficit of $146,854 at June 30, 1996, compared to a working capital deficit of $1,148,209 at December 31, 1995. Cash, cash equivalents and available-for-sale securities were $86,027 at June 30, 1996, representing an increase of $45,580 from $40,477 at December 31, 1995. These increases are attributable to proceeds from the private placement of common stock in March and April 1996, which is described below.

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


                                     PART II

                                OTHER INFORMATION


Item     1. Legal Proceedings

         The Company is currently involved in legal proceedings arising in the ordinary course of its business. The Company does not believe any such legal proceedings will have a material adverse impact on the Company.



Item     4. Submission of Matters to a Vote of Security Holders

         On May 29, 1996, Woodroast Systems, Inc. held its annual meeting of shareholders. Of the 2,839,967 shares of Common Stock eligible to vote, 2,653,989 shares were present and entitled to vote. The following were the votes on the following matters:

         1. The votes cast for the three (3) directors to serve until the next annual meeting of shareholders were:

Name                        Votes For    Votes Withheld
- ----                        ---------    --------------
Sheldon F. Jacobs            2,645,986       8,003
Lee M. Cohn                  2,646,892       7,097
Byron L. Frank               2,646,991       6,998



Item     6. Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  None

         (b)      Reports on Form 8-K

         No reports on Form 8-K Current Report were filed during the quarterly period ended June 30, 1996.

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


Date:  July 25, 1996