Form 10QSB
period 1996-09-29
WOODROAST SYSTEMS INC
filed 1996-11-01
CIK 919273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996.

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

Yes __X__  No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 25, 1996 there were 4,241,397 shares of common stock, $0.005 par value outstanding.



                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                               September 29, 1996



PART I:              FINANCIAL INFORMATION                            Page #

Item 1.     Financial Statements:
            Consolidated Condensed Balance Sheets -
             September 29, 1996 and December 31, 1995.....................3

            Consolidated Condensed Statements of Operations -
             for the thirteen and thirty-nine week periods ended
             September 29, 1996 and September 24, 1995....................4

            Consolidated Condensed Statements of Cash Flows -
             for the thirteen and thirty-nine week periods ended
             September 29, 1996 and September 24, 1995....................5

            Notes to Consolidated Condensed
             Financial Statements.........................................6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
             Operations...................................................8



PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................11

Item 6.     Exhibits and Reports on Form 8-K..............................11



Signatures................................................................12



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                   ASSETS
                                                                                        September 29,      December 31,
                                                                                           1996                1995
                                                                                        -------------      ------------
Current assets:
  Cash and cash equivalents ......................................................      $  4,191,027       $     27,843
  Available-for-sale securities ..................................................                 0             12,634
  Inventories ....................................................................           184,725            125,386
  Due from stockholder ...........................................................            73,872                  0
  Prepaid expenses and other .....................................................           156,179             95,810
                                                                                        ------------       ------------
     Total current assets ........................................................         4,605,803            261,673

Property and equipment, net ......................................................         4,330,660          4,378,285

Construction in progress .........................................................            30,306                  0

Deposits .........................................................................             7,900             51,085

Patent and trademarks, being amortized ...........................................             9,338             10,009
                                                                                        ------------       ------------
                                                                                        $  8,984,007       $  4,701,052
                                                                                        ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - stockholder .....................................................      $          0       $    300,000
  Current portion of capital leases ..............................................            73,990             58,234
  Accounts payable ...............................................................           253,577            877,438
  Accrued expenses ...............................................................           284,076            174,210
                                                                                        ------------       ------------
     Total current liabilities ...................................................           611,643          1,409,882

Long-term debt ...................................................................         1,000,000          1,000,000
Less: unamortized discount .......................................................          (264,411)          (346,914)
Obligations under capital leases, net of current portion .........................           135,993            115,925
                                                                                        ------------       ------------
     Total liabilities ...........................................................         1,483,225          2,178,893
                                                                                        ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.005 par value, 33,333,333 shares
   authorized, 4,231,396 and 2,249,967 shares
   issued and outstanding ........................................................            21,157             11,250
  Additional paid-in capital .....................................................        10,017,877          3,962,406
  Accumulated deficit ............................................................        (2,538,252)        (1,451,497)
                                                                                        ------------       ------------
     Total stockholders' equity ..................................................         7,500,782          2,522,159
                                                                                        ------------       ------------
                                                                                        $  8,984,007       $  4,701,052
                                                                                        ============       ============



                                                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)


                                                Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                            ----------------------------      ----------------------------
                                              Sept. 29,        Sept. 24,        Sept. 29,       Sept. 24,
                                                1996             1995             1996             1995
                                            -----------      -----------      -----------      -----------

Net sales .............................     $ 1,343,692      $   513,475      $ 4,761,245      $ 1,653,503
                                            -----------      -----------      -----------      -----------
Costs and expenses:
  Food, beverage and retail costs .....         434,600          165,727        1,598,137          525,756
  Restaurant operating expenses .......         830,533          313,101        2,885,245          969,636
  Depreciation and amortization .......         106,342           32,824          317,149           97,624
  General, administrative & development         325,543          161,671          879,079          529,563
                                            -----------      -----------      -----------      -----------
    Total costs and expenses ..........       1,697,018          673,323        5,679,610        2,122,579
                                            -----------      -----------      -----------      -----------
    Loss from operations ..............        (353,326)        (159,848)        (918,365)        (469,076)
                                            -----------      -----------      -----------      -----------
Other income (expense):
   Interest income ....................           3,534           14,898            3,599           75,786
   Interest expense ...................         (62,664)          (1,364)        (222,472)         (12,819)
   Other income .......................               0            6,706           50,483           25,229
   Gain on sale of property & equipment               0                0                0            3,900
                                            -----------      -----------      -----------      -----------
    Total other income (expense) ......         (59,130)          20,240         (168,390)          92,096
                                            -----------      -----------      -----------      -----------
Loss before income taxes ..............        (412,456)        (139,608)      (1,086,755)        (376,980)

    Income taxes ......................               0                0                0                0
                                            -----------      -----------      -----------      -----------
Net loss ..............................     $  (412,456)     $  (139,608)     $(1,086,755)     $  (376,980)
                                            ===========      ===========      ===========      ===========

Loss per common share .................     $      (.13)     $      (.06)     $      (.40)     $      (.17)
                                            ===========      ===========      ===========      ===========
Weighted average
 common shares outstanding ............       3,080,626        2,268,000        2,744,581        2,268,000
                                            ===========      ===========      ===========      ===========



                                                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)


                                                        Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                                   -----------------------------     ----------------------------
                                                      Sept. 29,        Sept. 24,      Sept. 29,         Sept. 24,
                                                        1996             1995           1996              1995
                                                   -----------       -----------     -----------      -----------
Cash flows from operating activities:
  Net loss ...................................     $  (412,456)      $ (139,608)     $(1,086,755      $  (376,980)
   Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization ..............         106,342           42,496          317,149           93,956
  Amortization of long-term debt discount ....          27,501                0           82,503                0
  Changes in operating assets and liabilities          (79,587)         129,091         (577,025)         254,595
                                                   -----------       ----------      -----------      -----------

     Cash flows from operating activities ....        (358,200)          31,979       (1,264,128)         (28,429)
                                                   -----------       ----------      -----------      -----------
Cash flows from investing activities:
  Proceeds of available-for-sale securities ..             704                0           12,649        1,498,321
  Purchases of property and equipment ........        (148,258)         (28,050)        (187,143)        (109,664)
  Construction in progress ...................         (30,306)      (1,272,035)         (30,306)      (1,883,895)
  Advances to stockholders ...................         (39,379)          (2,678)         (73,872)        (105,223)
  Deposits (advanced) used ...................          (1,000)         (13,976)          43,185          (28,588)
  Sale of property and equipment .............               0                0                0            3,900
                                                   -----------       ----------      -----------      -----------
     Cash flows from investing activities ....        (218,239)      (1,316,739)        (235,487)        (625,149)
                                                   -----------       ----------      -----------      -----------
Cash flows from financing activities:
  Payments on capital lease obligations ......         (19,459)          (2,425)         (54,175)         (29,875)
  Payment on note payable - stockholder ......               0                0         (300,000)               0
  Payments on note payable - bank ............               0                0                0         (370,452)
  Net proceeds from sale of common stock .....       4,701,596                0        6,016,974                0
                                                   -----------       ----------      -----------      -----------
     Cash flows from financing activities ....       4,682,137           (2,425)       5,662,799         (400,327)
                                                   -----------       ----------      -----------      -----------

Increase (decrease) cash and cash equivalents        4,105,698       (1,287,185)       4,163,184       (1,053,905)

Cash and cash equivalents, beginning .........          85,329        1,513,953           27,843        1,280,673
                                                   -----------       ----------      -----------      -----------
Cash and cash equivalents, ending ............     $ 4,191,027      $   226,768      $ 4,191,027      $   226,768
                                                   ===========      ===========      ===========      ===========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended September 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.


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


(4) EXERCISE OF WARRANTS

In August and September 1996, the holders of 1,153,652 of the Redeemable Class A Warrants exercised the Warrants at an exercise price of $4.00. A total of 21,048 Warrants were not exercised and the Company redeemed these Warrants at $0.01 per Warrant. The Company received net proceeds of approximately $4,570,000.



(5) LOSS PER COMMON SHARE

Primary and fully diluted loss per common share are determined by dividing net loss by the weighted average number of common shares outstanding during each period. Primary and fully diluted loss per share are the same.


(6) INCOME TAXES

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


(7) COMMITMENTS AND CONTINGENCIES

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




                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota, since 1989, and a restaurant in Rockville, Maryland, since November 1995. The Company plans to pursue development of the Shelly's Back Room "Civilized Cigar Parlor" concept which is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring the restaurant's "Northwoods" lodge theme. The Company has signed a lease for its first stand alone Back Room in Washington D.C. The successful operation of the Rockville restaurant and future expansion by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and Shelly's Back Room concepts and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation and development of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $412,456 and $1,086,755 for the thirteen and thirty-nine week periods ended September 29, 1996, respectively, and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1996 will be a 52 week year, while fiscal year 1995 was a 53 week year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995

The Company's restaurant operation located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended September 29, 1996 and September 24, 1995 of $553,226 and $513,475, respectively, or a 7.7% increase of $39,751. Net sales from the St. Louis Park operation for the thirty-nine weeks ended September 29, 1996 and September 24, 1995 were $1,784,624 and $1,653,503, respectively, or a 7.9% increase of $131,121. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks and thirty-nine weeks ended September 29, 1996 of $790,466 and $2,976,621, respectively.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended September 29, 1996 and September 24, 1995 were $522,752 and $511,652, respectively, or a 2.2% increase of $11,100. The food, beverage and other direct costs from the St. Louis Park operation for the thirty-nine weeks ended September 29, 1996 and September 24, 1995 were $1,671,239 and $1,593,016, respectively, or a 4.9%
increase of $78,223. The food, beverage and other direct costs related to the operation of the Rockville, Maryland, restaurant for the thirteen weeks and thirty-nine weeks ended September 29, 1996 were $848,723 and $3,129,291, respectively. A significant portion of the loss from this period was due to the opening of the Rockville restaurant. In addition to expected costs, including staff training and promotion, additional unanticipated costs were incurred for expansion of the restaurant's kitchen and training of additional management to meet unforeseen peak demand. These and other cost control issues have been addressed by management, and a program to increase sales has been undertaken. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

The Company's executive and administrative office located in Eden Prairie, Minnesota, had general, administrative and development costs and expenses for the thirteen weeks ended September 29, 1996 and September 24, 1995 of $325,543 and $161,671, respectively, or a 101.4% increase of $163,872. The general, administrative and development costs and expenses for the thirty-nine weeks ended September 29, 1996 and September 24, 1995 were $879,079 and $529,563, respectively, or a 66.0% increase of $349,516. These increased expenses are attributable primarily to the Company's ongoing restaurant development efforts.

Other expenses were $59,130 and $168,390, net, for the thirteen weeks and thirty-nine weeks ended September 29, 1996, respectively, compared to other income of $20,240 and $88,196, net, for the thirteen weeks and thirty-nine weeks ended September 24, 1995, respectively. These increased expenses are attributable primarily to increased interest costs.

An employment agreement has been signed, with an effective start date of November 1, 1996, for the new President and Chief Operating Officer. Fourth quarter earnings will reflect the salary and relocation expenses associated with this addition to the management staff of the Company. Additionally, the Company is seeking other senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company will benefit directly due to the expertise of these senior staff additions for its anticipated expansion.


LIQUIDITY AND CAPITAL RESOURCES

During the past two fiscal years, the Company's capital requirements have been met principally through the public and private sale of debt and equity securities. In June 1994, the Company completed an Initial Public Offering of 750,000 units consisting of 750,000 shares of Common Stock, and 750,000 Redeemable Class A Warrants at an offering price of $5.50 per unit and received net proceeds of approximately $3,360,000 after deducting approximately $765,000 in offering costs and underwriting discounts. Such net proceeds had been fully utilized by December 31, 1995, for the development and opening of the Rockville restaurant, and for the reduction of debt and trade payables. The Company had working capital of $4,044,160 at September 29, 1996, compared to a working capital deficit of $1,148,209 at December 31, 1995. Cash and cash equivalents were $4,191,027 at September 29, 1996, representing an increase of $4,150,550 from $40,477 at December 31, 1995. These increases are attributable to proceeds from the redemption of the Company's Class A Warrants in September 1996, which is described below.

In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the Notes) and warrants (the Warrants) to purchase an aggregate 200,016 shares of Common Stock. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. The Warrants have an exercise price of $.01 per share and are exercisable at any time throughout May 31, 2000. Holders of Warrants or Warrant shares have certain piggyback registration rights through May 31, 2002.

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

In March and April 1996, the Company sold 625,000 shares of its Common Stock in a private placement for $2.25 per share, and received net proceeds of approximately $1,300,000. Holders of such shares have certain piggyback registration rights. The net proceeds from the private placement of Common Stock had been fully utilized by September 29, 1996.

In September 1996, the Company completed the redemption of the Redeemable Class A Warrants. The registered holders of the Warrants had the option to redeem or exercise. Holders who opted for redemption, received from the Company $0.01 for each Class A Warrant submitted. The Company redeemed 21,048 Warrants. Holders who elected to exercise, exchanged one Class A Warrant and $4.00 for one share of the Company's Common Stock. Holders exercised 1,153,652 Warrants and the Company received net proceeds of approximately $4,570,000. The net proceeds from the redemption have been and will be used to pay debt and trade payables and to provide working capital for the general corporate purposes.

The Company will require additional financing to implement its plans to expand its Back Room concept. There is no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. The Company believes that it can repay its existing indebtedness from cash flow from operations or will be able to obtain new financing when such indebtedness is due. However, there can be no assurance that cash flow from operations will be sufficient or that new financing will be available.

Foward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commisssion, as well as other written materials or oral statements that the Company may make or publish from time to time, contain forward-looking statements relating to such matters as plans for future expansion, other business development activities, anticipated financial performance, business prospects, and similiar matters. Such forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the operation and development of a new and expanding business, dependence on current management and need for additional management personnel, and the risks and uncertainties described in "Management's Discussion and Anyalysis of Financial Condition and Results of Operations" in this Form 10-QSB.


                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         The Company is currently involved in legal proceedings arising in the ordinary course of its business. The Company does not believe any such legal proceedings will have a material adverse impact on the Company.



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  10.1 Employment agreement dated September 5, 1996, between Woodroast Systems, Inc., and Ralph J. Guarino.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K Current Report were filed during the quarterly period ended September 29, 1996.

                  Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Woodroast Systems, Inc.



                                      /s/ SHELDON F. JACOBS
                                      ----------------------------------------
                                     (Registrant) by Sheldon F. Jacobs
                                      Chairman of Board,
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer, Principal Executive Officer)


Date:  November 1, 1996