Form 10KSB
period 1996-12-29
WOODROAST SYSTEMS INC
filed 1997-03-31
CIK 919273

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 29, 1996

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________

         Commission File No. 0-25926

                             WOODROAST SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                      Minnesota                                41-1563961
             (State or Other Jurisdiction                   (I.R.S. Employer
           of Incorporation or Organization)               Identification No.)

           10250 Valley View Road, Suite 145
                Eden Prairie, Minnesota                          55344
       (Address of Principal Executive Offices)                (Zip Code)

                                 (612) 944-5113
                (Issuer's telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities to be registered pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK, $.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X NO___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had total revenues of $6,272,724 for its fiscal year ended December 29, 1996.

As of March 25, 1997, assuming as market value the price of $2.25 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $6,947,771. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

As of March 25, 1997, the Company had outstanding 4,242,397 shares of Common Stock, $.005 par value.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on May 20, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1997 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 29, 1996.


                                TABLE OF CONTENTS
                                -----------------


PART I                                                                                                   PAGE NO.
                                                                                                         --------

                ITEM 1.       DESCRIPTION OF BUSINESS..................................................     1
                ITEM 2.       DESCRIPTION OF PROPERTY..................................................     6
                ITEM 3.       LEGAL PROCEEDINGS........................................................     7
                ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS.......................................................     7

PART II

                ITEM 5.       MARKET FOR COMMON EQUITY
                                AND RELATED STOCKHOLDER MATTERS........................................     7
                ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION...................................................     8
                ITEM 7.       FINANCIAL STATEMENTS.....................................................    11
                ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................    11

PART III

                ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                                AND CONTROL PERSONS; COMPLIANCE WITH
                                SECTION 16(a) OF THE EXCHANGE ACT......................................    11
                ITEM 10.      EXECUTIVE COMPENSATION...................................................    11
                ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
                                BENEFICIAL OWNERS AND MANAGEMENT.......................................    11
                ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
                                TRANSACTIONS...........................................................    11
                ITEM 13.      EXHIBITS AND REPORTS ON
                                FORM 8-K...............................................................    11

SIGNATURES.............................................................................................    12

FINANCIAL STATEMENTS...................................................................................   F-1


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, lack of profitability, inability to open additional units, competition in the restaurant industry, unexpected increases in labor and food costs, and changes in government regulation of the sectors in which the Company operates.

GENERAL
         Woodroast Systems, Inc. (the "Company") owns and operates Shelly's Woodroast restaurants in St. Louis Park, Minnesota, a suburb of Minneapolis (the "St. Louis Park Restaurant"), and Rockville, Maryland, a suburb of Washington, D.C. (the "Rockville Restaurant") (together with the St. Louis Park
Restaurant, the "Restaurants"). The Company has been operating the St. Louis Park Restaurant since 1989, and the Rockville Restaurant since November 1995. The Shelly's Woodroast restaurant concept is an integrated concept, involving a distinctive cooking style, menu offerings, beverage selections and facility design. The inspiration of the concept is the fresh, relaxed atmosphere of the northwoods, from the great fieldstone and timber lodges to the aroma of meat, fish and fowl roasting over a hardwood fire.

THE SHELLY'S WOODROAST CONCEPT

         The Company believes that the Shelly's Woodroast concept has several characteristics that define and distinguish it from its competitors, particularly full-service, chain-affiliated restaurants:

     * The marks "Woodroast," "The Original Shelly's Woodroast" and "Original Woodroast Cooking," and the patented Woodroast oven, proprietary spice blends and marinades.

     * Unique food offerings patterned after the hearty fare of the northwoods, which include, in addition to Woodroast entrees, a selection of fresh sausages prepared under contract using proprietary recipes, herb roasted potatoes, salmon, freshwater fish and homemade stew, all served in large portions, creating a high perception of value.

     * A selection of distinctive draft beers from American micro-breweries, highlighted by three of the Company's own Birch Bay beers brewed from proprietary recipes exclusively for Shelly's Woodroast. The beer selection changes seasonably.

     * The northwoods lodge design of the facility itself with its fieldstone fireplace, exposed whole timber beams, rough-cut red pine siding.

     ORIGINAL WOODROAST COOKING
         Original Woodroast Cooking is a proprietary style of cooking with origins in America's northwoods country -- where Canada meets the United States. As the name suggests, it is a cooking method in which meats, fish and fowl are slowly roasted in wood burning ovens. Invented by the Company's founder, the patented ovens release the flavorful, aromatic components of a carefully selected combination of hardwoods and fruitwoods, surrounding each dish with mellow even heat.

         Original Woodroast Cooking involves more than simply slow roasting. Each offering is also marinated in a proprietary blend of herb and spices for 48 hours or longer before the cooking begins. During the cooking process, the food is continually basted with the marinade and spice combinations by computer controlled mechanisms in the patented Woodroast ovens, keeping it moist while imparting subtle, distinctive flavor throughout. Several of the spice blends and sauces are described below:

         SEVEN HERB BLEND -- An aromatic combination of delicate herbs, including real lavender flowers. This special seasoning has been custom blended to especially complement the variety of fowl entrees on the menu.

         FIVE PEPPER BLEND -- A complex blend of five different peppercorns, designed to create a subtle yet full flavor. In addition to its use in the preparation of several meat dishes, it is placed on the table as a condiment.

         SHELLY'S FIRE SPICE -- A combination of six different spices also placed on the table as a condiment to add additional flavor with a bite to meat dishes, salads and potatoes as the guest desires.

         WOODROAST SAUCE -- The most difficult of the proprietary sauces to develop, Woodroast sauce contains 14 different fresh ingredients. Woodroast sauce is served on the side for meat and fowl entrees, topped with freshly diced vegetables.

         MUSTARD SAUCE -- A homemade blend of mustard seeds, with herbs and spices and a hint of natural sweetness.

         Ultimately, the unique blend of these specially formulated marinades and spice blends, together with wood burning, slow roasting and a commitment to natural goodness produce the Woodroast style of cooking.

     MENU
         The meat, fish and fowl, which are the centerpiece of the menu, are simple and moderately priced. It is the preparation which makes them unique. Featured dinner items include roast duck and game hen, turkey drumsticks, salmon, trout and walleye, beef brisket, spare ribs and roast pork. Pricing is generally moderate, between $9 and $18, and portions are large. Several side dishes are included with the entrees, such as herb roasted potatoes, marinated vegetable salad and homemade popovers.

         An unusual feature of the Shelly's Woodroast menu are the fresh sausages made from the personal recipes of Sheldon F. Jacobs, the Company's principal shareholder. Available as appetizers or as entrees, three varieties are regularly offered: Fire Sausage -- blended from pork, chilies, onions and spices; Hunter Sausage -- a combination of veal and pork with mustard seeds and garlic; and Duck and Turkey Sausage -- a combination of duck and turkey breast with mild seasonings. Other varieties are prepared as seasonal specials.

         For lunches and lighter dinners, a variety of sandwich versions of the entree selections are offered, as well as Campfire Stew, Corn Cob Chowder, Lodge Soup (a hearty vegetable beef) and sandwiches. The Company also offers four specialty salads, including Shelly's Summer Salad (green beans, new potatoes, red onions, pickled red peppers and black olives in a tuna vinaigrette) and Shelly's Winter Salad (roast pork and chicken, orange slices, red peppers and romaine lettuce in a chutney vinaigrette), both served year-round.

     FACILITIES
         The design of the Restaurants is reminiscent of the great turn-of-the-century hunting lodges of the northwoods. The St. Louis Park Restaurant's main dining room features a 20-foot high ceiling with handcrafted log-scissor trusses resting atop a one-ton log beam. A birch log bar completes the northern lodge atmosphere. Other natural elements at the restaurant include exposed beam ceilings in the bar, leather covered booths, barstools covered with holstein hide with the hair remaining and a massive fieldstone fireplace. The Rockville Restaurant's main dining room -- The Great Hall -- features a 20-foot ceiling and Norman trusses of Minnesota red pine. In The Green Room, a second dining room adjoining The Great Hall, yellow pine parallel-cord log trusses form an extraordinary pattern of beams bound together with hand-wrought iron, copper and brass. The fireplace in The Great Hall includes an impressive double-log mantle and fieldstone set in a classic random pattern. The Green Room fireplace is laid in a traditional rough coursed pattern. Like its Minnesota counterpart, the bar in the Rockville Restaurant features furniture made of natural elements (tables supported by rough-hewn birch logs) and display cases replete with antique fishing lures, decoys and other items which bring to mind a sense of the northwoods.

         One important variation from the traditional appearance of a northwoods lodge is the lack of hunting trophies mounted on the walls. Rather, the attitude toward northwoods wildlife exhibited in the concept is one of respect and appreciation for its abundance and vigor. Consequently, it is that sense of vitality which is portrayed through the use of photographs throughout the restaurant.

         The execution of the northwoods concept is far more extensive than typically present even in a "theme" restaurant. The cost to develop the St. Louis Park Restaurant in 1989, which has 138 seats, was approximately $1,750,000. The cost to develop the Rockville Restaurant, which was opened in November 1995 and has approximately 258 indoor dining seats, was approximately $3,500,000. The seating area in any new restaurants is likely to be similar to the Rockville Restaurant.

         Unique to the Rockville Restaurant is a "civilized cigar parlor" called Shelly's Back Room. Nestled in a private corner adjoining the bar, this special room was designed as a retreat for cigar smokers who may want to follow a lunch or dinner in the restaurant with cigars from their personal humidors. Shelly's Back Room boasts exquisitely hand-crafted, floor-to-ceiling humidors, one which is designed for communal use and another which houses 72 private lockers for use by special patrons. Coupling a state-of-the-art air purification system with relaxed club seating and the rich woods used throughout the room, Shelly's Back Room is a popular haven for the restaurant's cigar-smoking guests.

NEW SHELLY'S BACK ROOM IN WASHINGTON, D.C.

         The Shelly's Back Room concept, the pioneering prototype of which is attached to the Shelly's Woodroast restaurant in Rockville, Maryland, represents a significant evolution in the development of "cigar bars" and "cigar rooms", reflecting the expertise of its creator. Unlike many existing facilities, Shelly's Back Room is open to the public -- no exclusive memberships and high fees. The only requirements for admittance are a love of good cigars, good food, good drink and good company.

         Key elements of the Shelly's Back Room concept were perfected by Mr. Jacobs himself, from his knowledge not only of cigars and cigar smoking, but also of high quality food and beverages. The Back Room offers casual comfortable seating, a full-service bar, food service and a state-of-the-art air purification system which circulates 100% fresh air -- no filtering and recycling -- to ensure maximum guest comfort. An important signature item of Shelly's Back Room is the development, like the proprietary Birch Bay Beer of Shelly's Woodroast restaurants, of an exclusive premium cigar already created with the oversight of Shelly himself and available exclusively in Back Rooms. However, availability of such cigars is subject to change in the future as in the case of any product imported from a foreign country.

         A smaller but important element of the Back Room concept is the retail humidor and counter offering a canny selection of some of the world's finest cigars for purchase. Cigar aficionados know that obtaining favorite premium brands can occasionally present problems during this extended period of explosive demand growth. Mr. Jacobs will use his personal knowledge and connections to ensure that the Back Room humidors offer the most complete and current selections available, featuring, of course, the private Back Room label which Mr. Jacobs has developed. In addition to cigars, the Back Rooms will offer a selection of premium logo merchandise including ashtrays, lighters, selected clothing items, pocket knives, cutters and glassware.

         As previously mentioned, the specialized air purification system will be a critical component of the Back Room concept. Designed in recognition that no filtration and recycling system can adequately handle the unique and intensive needs of a dedicated cigar smoking emporium, the Shelly's Back Room system will utilize 100% fresh air.

         Shelly's Back Room has been designed with the intention of being efficiently reproduced on a national basis. Target sites will be high walking-traffic storefront units with convenient parking in major cities and upscale suburban strip malls and shopping centers, comparable, for example, to sites targeted by retailers like Starbucks Coffee.

         A full, independent Back Room facility is designed to require approximately 2,500 to 3,500 square feet of space. However, in situations comparable to Rockville, Maryland, where a Back Room is physically attached to a Shelly's Woodroast restaurant, the kitchen can be eliminated and the retail component combined with the restaurant, reducing space needs to as little as 800 square feet. This is also true in special applications such as casinos, hotels or resorts, which would have their own food service operations.

         Similarly, and perhaps most beneficially for potential broad-scale roll-out of the concept, satellite Back Room operations could be clustered in markets with a Shelly's Woodroast restaurant, which would act as a central commissary, again reducing the space needs and equipment costs of individual Back Room units.

         The market position of the Back Room concept can best be described as accessibly upscale. The very nature of the product offering dictates a refined sophisticated ambiance with commensurate service and pricing. However, the broad appeal of cigars and the relative affordability of premium brands compared to other forms of luxury consumption, encourages a rational market position capable of appealing to a variety of clientele. Such a position is also far more conducive to more rapid and widespread duplication as the concept grows in popularity and exposure. Indeed, the Back Room concept is not dissimilar to a coffeehouse concept such as Starbucks, offering a convenient location for the enjoyment of premium versions of popular consumables in a relaxed setting. Of course, the difference in the average ticket for even a premium coffee beverage and dessert versus a premium cigar and cognac can be substantial.

EXPANSION PLANS

         The Company is in the process of developing new Back Room locations and is visiting and evaluating potential sites in Chicago, New York, Boston and Minneapolis. However, there are presently no binding agreements to develop new restaurants or Back Rooms. The Company has finalized the lease and begun construction on its first Shelly's Back Room to be located in Washington, D.C., and hopes to finalize an additional lease by April 1997. The Company will consider opening additional Shelly's Woodroast restaurants depending upon several factors, including the success of the Shelly's Back Room concept, the costs of developing and opening new facilities, and the Company's ability to obtain additional financing.

         The Company has entered into a license agreement with Grand Casinos, Inc. to open a Shelly's Back Room in Grand's Tunica, Mississippi Casino. In addition, the Company is in the final stages of negotiating a license agreement with Host Marriott to locate Back Rooms in airport facilities. However, no assurance can be given that any license agreement will be successfully concluded.

ADVERTISING

         The Company's target market are people between the ages of 30 and 60, typically living in high density suburban locations, who have expendable household income. The Company advertises its restaurant locations through radio advertisements and direct mailings. Approximately 4% of the Company's sales is spent on such advertising. As the Company opens restaurants in new markets, the amount spent on advertising as a percentage of sales may be increased as the Company seeks to establish itself in these new markets.

RESTAURANT OPERATIONS

     STAFFING
         At March 21, 1997, the Company had 195 employees, including 67 at the St. Louis Park Restaurant, 120 at the Rockville Restaurant, and nine at the Company's executive offices. The staff of the St. Louis Park Restaurant consists of a general manager, service manager, bar manager, kitchen manager and assistant kitchen manager, and approximately 60 hourly employees, 40 of whom are employed part-time. The staff of the Rockville Restaurant consists of a general manager, service manager, bar manager, kitchen manager and assistant kitchen manager, and approximately 110 hourly employees, 60 of whom are employed part-time. The Company believes that its relationship with its employees is good.

     EMPLOYEE TRAINING AND SUPERVISION
         The Company believes strongly in the concept of teamwork and the importance of a well trained and motivated staff. Each Restaurant is closely supervised by its general manager, who is directly responsible for the restaurant's success. Each staff member is given a Staff Member Guideline Manual, which provides background information on the Company and outlines basic policies and procedures applicable to all personnel. Each staff member is also given either a Service Manual or Kitchen Manual as appropriate. These manuals provide job descriptions for each position in the restaurant and detailed guidelines and background information for the execution of the duties associated with employment in either the preparation or service of food and beverages. Employees are tested on an occasional basis to measure their knowledge of the products served and the policies of the Company.

         New employees receive a training manual and training packet, which outlines the training agenda for their employment and provides basic background information on the names and prices of food and beverage items, as well as other terminology which they need to know. New employees are trained by designated staff members with considerable experience and proven performance.

     RESTAURANT REPORTING
         The Company prepares a monthly balance sheet and income statement, which provides overall performance information for each of the Restaurants. The Company also utilizes a point-of-sale system which allows daily and weekly reports to be generated regarding cash control, sales and theoretical food costs. On a monthly basis, the Company counts its food and beverage inventories.

         Sales and guest counts are forecasted in advance for each week of the month. Actual sales and guest counts are then compared to forecasted levels. Sales and guest counts are also compared to the annual budget and the prior year's performance. Labor hours are tracked weekly by day and position. Actual hours are compared to budgeted levels to identify variance.

COMPETITION

         The restaurant business is highly competitive and is affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. The principal competitive factors in the restaurant industry are believed to be the quality and price of the food. Restaurant location, name recognition, efficiency of service, advertising, and attractiveness of facilities are also important. Shelly's Woodroast restaurants compete on a general basis with a large variety of national and regional restaurant operations, as well as locally owned restaurants, diners, and other establishments that offer moderately priced food to the public.

PATENTS AND TRADEMARKS

         The Company holds the rights to U.S. Patent Number 4,924,071, which covers the Woodroast oven invented by Mr. Jacobs. In addition, the Company owns U.S. registrations of the marks "Woodroast", "Original Woodroast Cooking", "The Original Shelly's Woodroast" and "Birch Bay Brewing Company." The mark "Original Woodroast Cooking" has also been registered in the United Kingdom and France, and the mark "Birch Bay Brewing Company" has been registered in Canada. The Company has aggressively defended its trademarks against infringement by competitors on a national basis. Birch Bay Brewing Company is a mark used by the Company for certain of its own beverages and is not a separate legal entity.

REGULATION

         Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages, food, cigarettes, games, and the like. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of restaurants. The food and liquor licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal.


                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name and age of the Company's executive officers together with all positions and offices held with the Company by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors have been elected and have qualified.

     NAME                                  AGE    POSITIONS WITH COMPANY
     ----                                  ---    ----------------------
     Sheldon F. Jacobs..................    52    Chairman of the Board
                                                  and Chief Executive Officer

     Ralph J. Guarino...................    50    President,  Chief  Operating
                                                  Officer and Chief Financial
                                                  Officer

     Alex Gionta........................    45    Vice President of Operations

         SHELDON F. JACOBS has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1987 and was also its President and Chief Financial Officer until 1996. From 1980 to 1987, Mr. Jacobs worked toward the development of the Shelly's Woodroast concept, from engineering and patenting the design of the Woodroast ovens, to introducing the Original Woodroast Cooking to existing restaurants and testing consumer response. In 1974, Mr. Jacobs was a co-founder of J.Y.J. Corporation, a liquidation company that was eventually merged into C.O.M.B. Company. He served as its president from 1974 to 1980. In 1980 Mr. Jacobs sold his interest in J.Y.J. Corporation.

         RALPH J. GUARINO joined the Company in November 1996 as its President, Chief Operating Officer and Chief Financial Officer. Mr. Guarino brings over 25 years of restaurant operations experience to the Company. From July 1992 until that time Mr. Guarino served as Senior Vice President, Chief Operating Officer and member of the Board of Directors for The Italian Oven, Inc., a 100-unit chain of full-service, moderately-priced Italian family restaurants based in Latrobe, Pennsylvania. He became President in February 1993. During his four-year tenure at that company, he oversaw The Italian Oven, Inc.'s initial public offering of common stock, the opening of 18 additional company-owned units and 71 franchised units, as well as the sale of over 250 franchises. The Italian Oven, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 21, 1996. He served as Senior Vice President, Chief Financial Officer and member of the Board of Directors for Boston Chicken, Inc., a restaurant and prepared food chain based in Boston, Massachusetts, from 1990 until 1992.

         ALEX GIONTA joined the Company as Vice President of Operations on January 2, 1997. He has over 25 years of line restaurant management experience, including franchisee support, site selection, marketing, profit and loss management, as well as recruitment and training. He previously was the market manager for KFC National Management Company. Before his tenure with KFC, Mr. Gionta was Vice President of Operations with The Italian Oven, Inc. The
Italian Oven, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 21, 1996. Prior to joining The Italian Oven, Inc., he managed franchisee operations for KFC, where he was responsible for 25 franchisees and 120 restaurants.


ITEM 2.  DESCRIPTION OF PROPERTY

         The St. Louis Park Restaurant is located on Interstate 394, a major thoroughfare connecting downtown Minneapolis with its western suburbs. The St. Louis Park Restaurant is a 6,500 square foot facility which seats approximately 138 people, plus a bar that seats 26 people. The Company constructed the building and improvements on the land which is subject to a 15-year ground lease expiring in 2004. The Company has the option to extend such lease for two additional five year periods. Annual base rent pursuant to the lease is $66,000 for fiscal years ended December 1995 through 1998 and approximately $75,000 per annum for the last five years of the lease. The Company also pays real estate taxes and operating expenses. At the end of the lease term, the building and improvements will remain with the land. Mr. Jacobs has personally guaranteed the landlord's indebtedness related to the land subject to this ground lease.

         The Rockville Restaurant, which opened in November 1995, is located in the Congressional Plaza along Rockville Pike (Highway 355), a main artery linking the Washington area's northwestern suburbs and the District of Columbia. The Rockville Restaurant has approximately 9,400 square feet and approximately 258 indoor dining seats, as well as bar seating, and 50 outdoor seats. In November 1994, the Company signed a 10-year lease for the property on which the Rockville Restaurant is located. The Company has the option to extend such lease for two additional five year periods. The lease provides for annual base rent of $300,000 for the first five years of the lease, and $315,000 for the remaining five years of the lease. The Company also pays real estate taxes, operating expenses and a percentage rent equal to 5% of annual gross sales in excess of $6,500,000. At the end of the lease term, the building and improvements will remain with the land.

         The Company signed a 10-year lease for a stand-alone Shelly's Back Room to be located at 1331 F Street, N.W. in Washington, D.C. The lease became effective on August 1, 1996. This unit is expected to open in June 1997. It will have approximately 3,100 square feet and seating for approximately 72 people. The lease provides for annual base rent of $62,000 for the first year of the lease, with the base rent to increase by two per cent per year for the second, third, fourth and fifth years of the lease. Effective during the sixth year of the lease, the base rent will be increased by $7,750, and will increase by two per cent annually over the remaining years of the term. The Company also pays a pro rata share of real estate taxes and operating expenses.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         Since June 1994, the Common Stock of the Company has been traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the symbol "WRSI". The following table sets forth the high and low bid prices of the Company's Common Stock for the periods indicated. The Nasdaq bid quotations represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

         1995                                          HIGH               LOW
         ----                                         ------             ----
         First Quarter.........................        $1.13            $  .75
         Second Quarter........................          .88               .50
         Third Quarter.........................         1.13               .83
         Fourth Quarter........................         5.71               .92

         1996
         First Quarter.........................        $6.50            $ 3.02
         Second Quarter........................         9.50              3.88
         Third Quarter.........................         8.50              4.00
         Fourth Quarter........................         6.38              2.88

------------------

         All prices set forth above have been adjusted to reflect a one-for-three reverse split of the Company's common stock effected on May 25, 1995, and a three-for-one split of the Company's common stock effected as a stock dividend on January 18, 1996.

         As of March 25, 1997, there were approximately 60 shareholders of record of the Company's common stock, and approximately 1,300 other beneficial owners whose shares are held in street name at brokerage houses.

         The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota since 1989, and a restaurant in Rockville, Maryland since November 1995. As a result of the Company's recruitment of senior management staff, its focus on building the larger superstore restaurants has changed. Therefore, the Company plans to pursue development of the Shelly's Back Room "Civilized Cigar Parlor and Tavern" concept, which is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring exceptional food and drink. This concept is not a departure from the main core of the Company's business, which is to provide customers with a quality food and beverage experience in a relaxed atmosphere. This shift of focus allows the Company to pursue other avenues to generate revenue, primarily because of the simpler structure to operate a Back Room and lower capital investment, which would allow franchising of this concept. The Company has signed a lease for its first stand-alone Back Room in Washington, D.C. with an anticipated opening in June 1997. The successful operation of the Rockville restaurant and future expansion of Shelly's Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and the Shelly's Back Room concepts and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchisee operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $1,702,566 and $1,167,433 for the fiscal years ended December 29, 1996 and December 31, 1995, respectively, and expects losses to continue for the near future.

         The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1996 is a 52-week year, while fiscal year 1995 was a 53-week year.

RESULTS OF OPERATIONS
         The following table sets forth, for fiscal years 1996 and 1995, the percentage relationship to net sales of the items in the Company's consolidated statements of operations, and the percentage increase in such items from the previous year. It is management's intention to provide such information on a per store basis as future stores are developed and reach a level of maturity where comparability is meaningful.


                                               Fiscal Years        Percentage       Fiscal Years        Percentage     Percentage
                                                  Dollars         Relationship        Dollars          Relationship    of Change
                                                   1996               1996              1995               1995        from Prior
                                                                                                                          Year
Net Sales                                      $ 6,272,724            100.0%        $ 2,914,862            100.0%        115.2%
                                               -----------            -----         -----------            -----         -----
Costs and expenses:
  Food and beverage costs                        2,103,563             33.5             966,663             33.2         117.6
  Restaurant operating expenses                  3,801,839             60.6           2,127,278             73.0          78.7
  Depreciation and amortization                    425,660              6.8             182,696              6.3         133.3
                                               -----------            -----         -----------            -----         -----
    Total costs and expenses                     6,331,062            100.9           3,276,637            112.5          93.2
                                               -----------            -----         -----------            -----         -----
    Restaurant operating income (loss)             (58,338)            (0.9)           (361,775)           (12.5)        (83.9)
  Other income (expenses)                       (1,644,228)           (26.2)           (805,658)           (27.6)       (104.1)
                                               -----------            -----         -----------            -----         -----
  Net loss                                     ($1,702,566)           (27.1%)       ($1,167,433)           (40.1%)       (45.8%)
                                               ===========            =====         ===========            =====         =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

NET SALES -- Net sales increased by $3,357,862 or 115.2% to $6,272,724 for the fiscal year 1996 from $2,914,862 for the fiscal year 1995. Sales at the Rockville restaurant for the first full year of operations, which opened in November 1995, were $3,833,711. Sales at the St. Louis Park restaurant increased by approximately 4.4%, to $2,439,013. The St. Louis Park restaurant had a menu price increase in September 1996 and continues to have guest counts at or near seating capacity on a daily basis.

COSTS AND EXPENSES -- The cost of restaurant sales, consisting of food, beverage and other direct costs and expenses related to the operation of restaurants, were $6,331,062 (100.9% of net sales) for the fiscal year 1996 compared to $3,276,637 (112.5% of net sales) for fiscal year 1995. Food and beverage costs were $2,103,563 (33.5% of net sales) for the fiscal year 1996 as compared to $966,663 (33.2% of net sales) for fiscal year 1995, which remain within the normal operating percentage of net sales. The increase of 117.6% is due to one complete year of operation from the Rockville restaurant in 1996. Restaurant operating expenses were $3,801,839 (60.6% of net sales) for the fiscal year 1996 compared to $2,127,278 (73.0% of net sales) for fiscal year 1995. This reduction in the percentage relationship of net sales represents the economies of scale of fixed costs on a higher revenue stream. A significant portion of the increase in depreciation expense is attributable to the Rockville restaurant. The overall restuarant operating loss for the fiscal year 1996 was $58,338 as compared to $361,775 for the fiscal year 1995. This reduction in losses has been favorably impacted by the addition of the Rockville restaurant. The Company continues to address ongoing cost and expense issues at the Rockville location, but in addition to the expected costs, some unexpected issues were encountered, including additional unanticipated costs incurred for the physical expansion of the restaurant's kitchen, training of additional management to meet unforeseen peak demand, and refinement of the air purification system used in the Back Room in the Rockville restaurant. These and other cost control issues have been addressed by management, and a program to increase sales has been undertaken. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

OTHER INCOME (EXPENSES) -- The Company's executive and administrative office located in Eden Prairie, Minnesota had other expenses, consisting of general and administrative expenses, interest expense, interest income, other income, development expenses and the disposal of assets, which were $1,644,288 (26.2% of net sales) for the fiscal year 1996 compared to $805,658 (27.6% of net sales) for the fiscal year 1995. This is an increase of $838,570 or 104.1%. This increase is attributable primarily to these two areas: increased interest and depreciation costs, and the Company's ongoing building of a corporate-management team and facility to lead the Company into its new focus of the Back Room concept. The Company expects to continue to incur operating losses during 1997.

As employment agreement has been signed, with an effective start date of November 1, 1996, for the President and Chief Operating Officer. Fourth quarter earnings reflect salary and some relocation expenses associated with this addition to the management staff of the Company. An employment agreement has been signed, with an effective date of January 2, 1997, for the position of Vice President of Operations. Additionally, the Company is seeking other senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company will benefit directly due to the expertise of these senior staff additions.

LIQUIDITY AND CAPITAL RESOURCES

         During the past two fiscal years, the Company's capital requirements have been met principally through the public and private sale of debt and equity securities. In June 1994, the Company completed an Initial Public Offering of 750,000 units consisting of 750,000 shares of Common Stock, and 750,000 Redeemable Class A Warrants at an offering price of $5.50 per unit and received net proceeds of approximately $3,360,000 after approximately $765,000 in offering costs and underwriting discounts. Such net proceeds had been fully utilized by December 31, 1995 for development and opening of the Rockville Restaurant and for the reduction of debt and trade payables.

         The Company had working capital of $2,996,568 at December 29, 1996, compared to a working capital deficit of $1,148,209 at December 31, 1995. Cash, cash equivalents and available-for-sale securities were $3,672,413 at December 29, 1996, representing an increase of $3,631,936 from $40,477 at December 31, 1995. These increases are primarily attributable to exercise of 1,155,512 Class A Warrants during 1996, from which the Company received net proceeds of approximately $4,570,000.

         In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 200,016 shares of Common Stock. The private placement of Units resulted in net proceeds of approximately $940,000 which were used to fund construction expenses and other costs related to the opening of the Rockville Restaurant. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. The Warrants have an exercise price of $.00333 per share and are exercisable at any time through May 31, 2000. A total of 170,008 of the Warrants were exercised in 1996. Holders of Warrants or Warrant shares have certain piggyback registration rights through May 31, 2002.

         The Notes bear interest of 15%, payable monthly following the opening of the Rockville Restaurant. The effective annual interest rate, after considering the value of the Warrants, is approximately 20%. The repayment schedule of the Notes was dependent on the gross revenues of the Rockville Restaurant during its first year of operations. The Notes require repayment of principal over an eight-year period beginning in August 1998. Current maturities of the Notes are $27,916 in fiscal year 1998, $74,518 in fiscal year 1999, $86,497 in fiscal year 2000, $100,401 in fiscal year 2001 and $710,668 thereafter.

         The proceeds from the private placement included $200,000 in cash received in October 1995 pursuant to a bridge loan financing by Lyle Berman, pursuant to which the Company and its subsidiary granted to Mr. Berman a security interest in the assets of the Company's restaurant in St. Louis Park, Minnesota. This bridge financing was included in the private placement of Notes and Warrants in November 1995 described above, and the bridge loan agreements were canceled at that time. In December 1995, Mr. Berman made an additional $300,000 loan to the Company, which was due April 15, 1996. The Note accrued interest of 15%, payable at maturity. The Note was repaid in March 1996.

         In March 1996, the Company sold 625,000 shares of its Common Stock in a private placement at a purchase price of $2.25 per share, and received net proceeds of approximately $1,315,000. Holders of such shares have certain piggyback registration rights. The net proceeds from the private placement of Common Stock have been used to pay debt and trade payables and to provide working capital for general corporate purposes.

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


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company are included herein following the signatures, beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required under this Item with respect to directors is contained in the Section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997 ("1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-KSB pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-B.


ITEM 10. EXECUTIVE COMPENSATION

         Information required under this item is contained in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management," in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on the page following the Financial Statements.

         (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WOODROAST SYSTEMS, INC.
                                                     ("Registrant")

Dated: March 28, 1997                           By  /s/ Sheldon F. Jacobs
                                                    ----------------------
                                                     Sheldon F. Jacobs
                                                     Chairman of the Board and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 28, 1997 by the following persons on behalf of the Registrant, in the capacities indicated.

         Each person whose signature appears below constitutes and appoints SHELDON F. JACOBS and BYRON L. FRANK as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                                     Title
---------                                     -----

 /s/ Sheldon F. Jacobs                        Chairman of the Board and
----------------------                        Chief Executive Officer
Sheldon F. Jacobs                             (principal executive officer)



 /s/ Ralph J. Guarino                         President, Chief Operating Officer
---------------------                         and Chief Financial Officer
Ralph J. Guarino                              (principal financial and
                                              accounting officer)



 /s/ Byron L. Frank                           Director
-------------------
Byron L. Frank


ITEM 7.   FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Woodroast Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Woodroast Systems, Inc. and Subsidiary as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woodroast Systems, Inc. and Subsidiary as of December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
February 13, 1997


                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 29,      DECEMBER 31,
                                                                      1996              1995
                                                                   -----------       -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,673,663      $    27,843
  Available-for-sale securities                                       1,998,750           12,634
  Inventories                                                           181,971          125,386
  Prepaid expenses and other current assets                              89,183           95,810
                                                                   ------------      -----------
     Total current assets                                             3,943,567          261,673
                                                                   ------------      -----------

PROPERTY AND EQUIPMENT, NET                                           4,537,418        4,378,285
                                                                   ------------      -----------

OTHER ASSETS:
  Deposits                                                              138,884           51,085
  Patent and trademarks, net                                              9,834           10,009
                                                                   ------------      -----------
     Total other assets                                                 148,718           61,094
                                                                   ------------      -----------

                                                                   $  8,629,703      $ 4,701,052
                                                                   ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - stockholder                                       $          0      $   300,000
  Current portion of obligations under capital leases                    77,936           58,234
  Accounts payable                                                      640,752          877,438
  Accrued expenses                                                      228,311          174,210
                                                                   ------------      -----------
     Total current liabilities                                          946,999        1,409,882

LONG-TERM DEBT                                                        1,000,000        1,000,000
LESS: UNAMORTIZED DISCOUNT                                             (299,514)        (346,914)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                107,813          115,925
                                                                   ------------      -----------
     Total liabilities                                                1,755,298        2,178,893
                                                                   ------------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares authorized,
    4,242,397 and 2,249,967 shares issued and outstanding                21,212           11,250
  Additional paid-in capital                                         10,033,229        3,962,406
  Unrealized loss on securities available-for-sale                      (16,250)               0
  Unearned compensation                                                  (9,723)               0
  Accumulated deficit                                                (3,154,063)      (1,451,497)
                                                                   ------------      -----------
     Total stockholders' equity                                       6,874,405        2,522,159
                                                                   ------------      -----------

                                                                   $  8,629,703      $ 4,701,052
                                                                   ============      ===========


          See accompanying notes to consolidated financial statements.


                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FISCAL YEARS ENDED
                                                 -------------------------------
                                                  DECEMBER 29,     DECEMBER 31,
                                                      1996            1995
                                                 -------------------------------

NET SALES                                        $ 6,272,724       $2,914,862
                                                 -----------      ----------

COSTS AND EXPENSES:
  Food and beverage costs                          2,103,563          966,663
  Restaurant operating expenses                    3,801,839        2,127,278
  Depreciation and amortization                      425,660          182,696
  General, administrative and development          1,472,025          862,793
                                                  -----------      ----------
     Total costs and expenses                      7,803,087        4,139,430
                                                  -----------      ----------

LOSS FROM OPERATIONS                              (1,530,363)      (1,224,568)
                                                  -----------      ----------

OTHER INCOME (EXPENSE):
  Interest income                                     59,745           76,373
  Interest expense                                  (241,337)         (49,584)
  Loss on disposal of property and equipment         (41,094)            (960)
  Other income                                        50,483           31,306
                                                  -----------      ----------
     Total other income (expense)                   (172,203)          57,135
                                                  -----------      ----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (1,702,566)      (1,167,433)
PROVISION FOR INCOME TAXES                                 0                0
                                                  -----------      ----------

NET LOSS                                         $(1,702,566)     $(1,167,433)
                                                 ===========      ===========

NET LOSS PER COMMON SHARE                        $     (0.55)     $     (0.51)
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,121,267        2,268,877
                                                 ===========      ===========


          See accompanying notes to consolidated financial statements.


                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       Unrealized loss
                                              Common stock          Additional          on securities
                                         -----------------------     paid-in             available-
                                           Shares        Amount      capital              for-sale
                                         ----------     --------  ---------------      ----------------


BALANCE - DECEMBER 25, 1994              2,250,000      $11,250     $  3,663,177      $      0

  Issuance of warrants to purchase
   200,016 shares of common stock               --           --          299,333            --

  Fractional shares repurchased
   due to stock splits                         (33)          --             (104)           --

  Net loss                                      --           --               --            --
                                        ----------      -------     ------------      --------

BALANCE - DECEMBER 31, 1995              2,249,967       11,250        3,962,406             0

  Private placement of common
   stock at $2.25 per share, net of
   issuance costs                          625,000        3,125        1,312,253            --

  Exercise of redeemable Class A
   warrants at $4.00 per share, net
   of issuance costs                     1,155,152        5,776        4,567,151            --

  Redemption of unexercised
   Class A warrants                             --           --             (214)           --

  Issuance of warrants for
   services provided                            --           --           48,405            --

  Exercise of warrants                     202,278        1,011          120,568            --

  Exercise of options                       10,000           50            8,075            --

  Options granted                               --           --           14,585            --

  Stock option compensation earned              --           --               --            --

  Change in unrealized loss on
   securities available-for-sale                --           --               --       (16,250)

  Net loss                                      --           --               --            --
                                        ----------      -------     ------------      --------

BALANCE - DECEMBER 29, 1996              4,242,397      $21,212     $ 10,033,229      $(16,250)
                                        ==========      =======     ============      ========

                             [WIDE TABLE CONTINUED]

                                        Unearned       Accumulated
                                      Compensation       deficit           Total
                                      ------------     ------------     -----------

BALANCE - DECEMBER 25, 1994             $      0      $  (284,064)     $ 3,390,363

  Issuance of warrants to purchase
   200,016 shares of common stock             --               --          299,333

  Fractional shares repurchased
   due to stock splits                        --               --             (104)

  Net loss                                    --       (1,167,433)      (1,167,433)
                                        --------      -----------      -----------


BALANCE - DECEMBER 31, 1995                    0       (1,451,497)       2,522,159

  Private placement of common
   stock at $2.25 per share, net of
   issuance costs                             --               --        1,315,378

  Exercise of redeemable Class A
   warrants at $4.00 per share, net
   of issuance costs                          --               --        4,572,927

  Redemption of unexercised
   Class A warrants                           --               --             (214)

  Issuance of warrants for
   services provided                          --               --           48,405

  Exercise of warrants                        --               --          121,579

  Exercise of options                         --               --            8,125

  Options granted                        (14,585)              --                0

  Stock option compensation earned         4,862               --            4,862

  Change in unrealized loss on
   securities available-for-sale              --               --          (16,250)

  Net loss                                    --       (1,702,566)      (1,702,566)
                                        --------      -----------      -----------

BALANCE - DECEMBER 29, 1996             $ (9,723)     $(3,154,063)     $ 6,874,405
                                        ========      ===========      ===========


          See accompanying notes to consolidated financial statements.



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEARS ENDED
                                                                                   ------------------
                                                                                DECEMBER 29,  DECEMBER 31,
                                                                                  1996           1995
                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,702,566)     $(1,167,433)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
    Depreciation and amortization                                                425,660          182,696
    Loss on disposal of property and equipment                                    41,094              960
    Amortization of long-term debt discount                                       47,400            9,167
  Changes in operating assets and liabilities:
    Inventories                                                                  (56,585)         (95,811)
    Prepaid expenses and other current assets                                     11,489          (47,656)
    Accounts payable                                                            (236,686)         519,994
    Accrued expenses                                                              54,101           94,509
                                                                             -----------      -----------
     Cash flows from operating activities                                     (1,416,093)        (503,574)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                  (2,015,000)               0
  Proceeds from sale of available-for-sale securities                             12,634        1,485,687
  Purchases of property and equipment                                           (486,593)      (3,065,035)
  Proceeds from sale of property and equipment                                         0            3,900
  Purchases of patents and trademarks                                               (714)               0
  Deposits used (advanced)                                                       (87,799)          19,137
                                                                             -----------      -----------
     Cash flows from investing activities                                     (2,577,472)      (1,556,311)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement of common stock, net of issuance costs       1,315,378                0
  Proceeds from exercise of Class A warrants, net of issuance costs            4,572,713                0
  Proceeds from exercise of warrants                                             121,579                0
  Proceeds from exercise of options                                                8,125                0
  Proceeds from long-term debt, net of issuance costs                                  0          943,252
  Payments on obligations under capital leases                                   (78,410)         (62,447)
  Proceeds (payments) of note payable - stockholder                             (300,000)         300,000
  Net increase (decrease) in note payable - bank                                       0         (370,452)
  Repayment of advances from stockholders                                              0           (3,194)
  Repurchase of fractional shares due to stock splits                                  0             (104)
                                                                             -----------      -----------
     Cash flows from financing activities                                      5,639,385          807,055
                                                                             -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,645,820       (1,252,830)

CASH AND CASH EQUIVALENTS, BEGINNING                                              27,843        1,280,673
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, ENDING                                            $ 1,673,663      $    27,843
                                                                             ===========      ===========


          See accompanying notes to consolidated financial statements.



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 29, 1996 AND DECEMBER 31, 1995


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Woodroast Systems, Inc. (the Company) currently owns and operates two Shelly's Woodroast restaurants. The first unit (the St. Louis Park unit) is in St. Louis Park, Minnesota, a suburb of Minneapolis, and opened in 1989. The second unit (the Rockville unit) is in Rockville, Maryland, a suburb of Washington, D.C., and opened in November 1995. The Company is presently developing a Shelly's Back Room cigar parlor unit in Washington, D.C.

FISCAL YEAR - The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1996 was a 52 week year and 1995 was a 53 week year.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Woodroast Systems, Inc. and its wholly owned subsidiary Shelly's Woodroast Two, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents money market deposits and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash.

INVENTORIES - Inventories consist principally of food, beverages and logo merchandise and are recorded at the lower of cost (first-in, first-out) or market value.

PRE-OPENING COSTS - Direct costs of hiring and training the initial workforce and other direct costs associated with opening a new restaurant are capitalized and amortized over a twelve-month period commencing with the restaurant opening if the recoverability of such costs can be reasonably assured. Expenses incurred prior to opening the Rockville unit were charged to operations when incurred due to the developmental nature of this unit. Accordingly, no unamortized pre-opening costs existed at December 29, 1996 or December 31, 1995.

DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the lease term including option periods. Maintenance, repairs and minor renewals are expensed when incurred.

PATENT AND TRADEMARKS - Patent and trademarks are stated at cost. Amortization is computed using the straight-line method over seven to twenty years. Costs associated with the maintenance and defense of the patent and trademarks are expensed when incurred. Accumulated amortization was $8,457 and $7,568 at December 29, 1996 and December 31, 1995.

LOSS PER SHARE OF COMMON STOCK - Loss per common share is based on the weighted average number of common shares outstanding for each period, after an adjustment for the stock splits discussed in Note 8. Common stock equivalents are not included in the per share calculations because the effect would be anti-dilutive, except that, in accordance with requirements of the Securities and Exchange Commission, common stock and common stock equivalents issued within one year of the Company's initial public offering with an issue price of less than the initial public offering price have been included using the treasury stock method to determine the dilutive effects of such issuances.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  AVAILABLE-FOR-SALE SECURITIES

The Company classifies all investments which are not cash equivalents as available-for-sale securities with all gross unrealized gains or losses included as a separate component of stockholders' equity. There were unrealized losses of $16,250 and $0 at December 29, 1996 and December 31, 1995.

Available-for-sale securities at December 29, 1996 and December 31, 1995 consist of United States Government debt securities, are reported at fair value and are due within one year of the financial statement date. The market value of the portfolio was $1,998,750 and $12,634 at December 29, 1996 and December 31, 1995.

(3)  INVENTORIES

Inventories consisted of the following at:

                              December 29, 1996     December 31, 1995
                             --------------------  --------------------
Food                         $            95,745   $            46,141
Beverage                                  36,733                42,426
Logo merchandise                          49,493                36,819
                             --------------------  --------------------
     Total                   $           181,971   $           125,386
                             ====================  ====================



(4)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                December 29, 1996     December 31, 1995
                                              ----------------------  -------------------
Leasehold improvements                        $           3,869,467   $        3,446,251
Restaurant equipment                                        801,116              870,384
Restaurant furniture and fixtures                           509,206              515,440
Office equipment and furniture                              266,868               82,191
                                              ----------------------  -------------------
     Total                                                5,446,657            4,914,266
Less:  accumulated depreciation                           1,102,911              734,345
                                              ----------------------  -------------------
     Total                                                4,343,746            4,179,921
Equipment and furniture under
capital lease, net                                          193,672              198,364
                                              ----------------------  -------------------
     Total                                    $           4,537,418   $        4,378,285
                                              ======================  ===================


Approximately $64,000 of leasehold improvements relating to the cigar parlor unit in development were not in service at December 29, 1996.

(5)  NOTE PAYABLE - STOCKHOLDER

At December 31, 1995, the Company had a $300,000 note payable to a stockholder that was unsecured and accrued interest at 15%. The note was paid in March 1996.

(6)  LONG-TERM DEBT

In November 1995, the Company completed a private placement of $1,000,000 in principal amount of Secured Promissory Notes (the Notes) (including $700,000 to Company stockholders) and received net proceeds of $943,252. The Notes are secured by substantially all Company assets and bear interest at 15%, payable quarterly. In addition, the holders of the Notes received warrants to purchase an aggregate of 200,016 shares of the Company's common stock at $.0033 per share, of which 170,008 were exercised in 1996. The remaining warrants are exercisable through May 31, 2000. On the date of issuance, the Warrants had a total value of $299,333 based on the then market price of the Company's common stock. The discount created by the issuance costs and warrants is being amortized over the life of the Notes using the interest method. The approximate effective annual interest rate of the Notes is 20%. The Notes require repayment of principal over an eight-year period beginning August 1998. Current maturities of the Notes are $27,916 in fiscal year 1998, $74,518 in fiscal year 1999, $86,497 in fiscal year 2000, $100,401 in fiscal year 2001 and $710,668 thereafter.

(7)  OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain items under agreements that expire through 2000. Interest is provided for at annual rates ranging from approximately 11% to 26%. These obligations are secured by the items under lease. Future minimum lease payments required under the capital leases together with the present value of the future minimum lease payments are as follows for the fiscal years ending:

                                                                                       Amount
                                                                                ---------------------
            1997                                                                $            114,823
            1998                                                                              71,545
            1999                                                                              27,451
            2000                                                                              10,523
                                                                                ---------------------
            Total                                                                            224,342
            Less: amount representing interest                                                38,593
                                                                                ---------------------
            Present value of future minimum lease payments                                   185,749
            Less: current portion                                                             77,936
                                                                                ---------------------
            Obligations under capital leases, net of current portion            $            107,813
                                                                                =====================


(8)  STOCKHOLDERS' EQUITY

STOCK SPLITS - In May 1995, the Company declared a 1-for-3 reverse stock split and in January 1996, the Company declared a 3-for-1 stock split. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.

PRIVATE PLACEMENT OF COMMON STOCK - During 1996, the Company sold 625,000 shares of its common stock in a private placement for $2.25 per share and received net proceeds of approximately $1,315,000.

(9)  STOCK WARRANTS

EXERCISE OF REDEEMABLE CLASS A WARRANTS - During 1996, the holders of 1,155,152 of redeemable Class A warrants exercised the warrants at an exercise price of $4.00. A total of 20,048 warrants were not exercised and the Company redeemed these warrants for $0.01 per warrant. The Company received net proceeds of approximately $4,570,000.

UNDERWRITER'S WARRANT - In connection with its initial public offering in June 1994, the Company issued a warrant to the underwriter to purchase 60,000 shares of common stock at $6.60 per share. The warrant is exercisable for five years.


(10)  STOCK OPTIONS

STOCK OPTION PLAN - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At December 29, 1996, 417,000 options had been granted at exercise prices of $0.81 to $5.50 per share, none of which had been exercised.

DIRECTORS' STOCK OPTIONS - At December 29, 1996, 90,002 options had been granted to two of the Company's directors at exercise prices of $.81 to $5.00 per share.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss would have been increased to the proforma amounts indicated below:

                                  1996                       1995
                       ------------------------    ----------------------
Net loss:
   As reported         $              1,702,566    $            1,167,433
   Pro forma           $              2,122,061    $            1,175,882
Earnings per share:
   As reported         $                 (0.55)    $               (0.51)
   Pro forma           $                 (0.68)    $               (0.52)

Because the Statement 123 method of accounting has not been applied to options granted by the Company prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


Information regarding the Company's stock options is summarized below:

                                                        1996                                      1995
                                       ----------------------------------------  ----------------------------------------
                                                                 Weighted                                  Weighted
                                       Shares                    Average             Shares                Average
                                                              Exercise Price                            Exercise Price
                                       ----------------   ---------------------  ----------------  ----------------------
Options outstanding,
   beginning of year                            54,002    $               0.81            35,000   $                2.24
   Granted                                     473,500                    4.87            29,002                    0.69
   Canceled                                    (20,500)                   0.94           (10,000)                   5.50
   Exercised                                   (10,000)                   0.81                 0                    0.00
                                       ----------------                          ----------------
Options outstanding,
   end of year                                 497,002    $               4.67            54,002   $                0.81
                                       ================   =====================  ================  ======================
Options exercisable,
   end of year                                  81,334    $               3.61            31,002   $                0.81
                                       ================   =====================  ================  ======================
Weighted average fair
   value of options granted                               $               4.21                     $                0.61
                                                          =====================                    ======================


Options outstanding at December 29, 1996 have an exercise price ranging between $0.75 and $5.50 and a weighted average remaining contractual life of 8.57 years.

In determining the compensation cost of the options granted during 1996 and 1995, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                                         1996          1995
                                                      -----------   ----------
            Risk free interest rate                           7%            7%
            Expected life of options granted            10 years      10 years
            Expected volatility of options granted         85.3%         84.6%


(11)  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of December 29, 1996, the Company had net operating loss carryforwards of approximately $3,132,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                    December 29, 1996     December 31, 1995
                                   --------------------  --------------------
Net operating loss carryforwards   $         1,268,000   $           580,000
Valuation allowance                         (1,268,000)             (580,000)
                                   --------------------  --------------------
     Net deferred taxes            $                 0   $                 0
                                   ====================  ====================


(12)  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION


                                                   December 29,     December 31,
                                                      1996             1995
                                              -----------------  ---------------
         Cash paid for interest                     $195,540     $ 30,704
         Cash paid for income taxes                 $    900     $    600
         Non-cash transactions:
            Assets acquired with capital leases     $ 90,000     $139,219
            Issuance of private warrants for
               construction services provided       $ 48,405            $0
            Options granted                         $  9,723            $0
            Change in unrealized loss on
               securities available-for-sale        $ 16,250            $0

(13)  RETIREMENT SAVINGS PLAN

In January 1997, the Company implemented a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary.

(14)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases the land the St. Louis Park and Rockville units occupy under leases that expire in 2004 and 2005. Each lease has an option to extend for two additional five year periods. Both leases require payment of base rent (which escalates over the term of the lease) and all real estate taxes and operating expenses. The Rockville unit lease requires payment of a percentage rent equal to 5% of annual gross sales in excess of $6.5 million.

The Company leases its corporate office space under a lease which expires in 1999. Base rent is $2,482 per month increasing to $2,820 during 1997. The Company also is required to pay its pro-rata share of real estate taxes and operating expenses.

During 1996, the Company signed a ten-year lease for its planned Shelly's Back Room in Washington, D.C. which became effective February 1997. The lease requires payment of base rent and a pro rata share of real estate taxes and operating expenses.

In addition to the leases described above, the Company leases various equipment on operating leases that expire through 2000. Future minimum rental payments (excluding percentage rents) are as follows for the fiscal years ending:

                                                             Amount
                                                       ------------------
                  1997                                 $          462,526
                  1998                                            479,381
                  1999                                            469,876
                  2000                                            455,437
                  2001                                            457,001
                  Thereafter                                    1,652,699
                                                      -------------------
                        Total                         $         3,976,920
                                                      ===================



Total rent expense was $462,245 and $133,341 for the fiscal years 1996 and 1995. The Company accounts for rent expense on a straight-line basis over the terms of the leases.


EMPLOYMENT AGREEMENTS - The Company has employment agreements with three of its officers. The agreements require minimum annual compensation of $70,000 to $175,000 and have terms of three to five years. The agreements include benefits, other compensation and executive perquisites in addition to non-compete provisions.

PURCHASE CONTRACT - On September 7, 1994, the Company entered into a contract to purchase twenty-five Woodroast ovens for $263,907. Through December 29, 1996, the Company had paid $86,085 under the contract. The balance of $177,822 is due in 1997.

CONCENTRATION OF CREDIT RISK - The Company maintains cash accounts with various financial institutions. The balances at times may exceed federally insured limits.



                                  EXHIBIT INDEX

    EXHIBIT
      NO.        DESCRIPTION                                                       PAGE NO.
    -------      -----------                                                       --------

            3.1  Amended and Restated Articles of Incorporation of Woodroast
                 Systems, Inc., as amended May 24, 1995, incorporated by reference from Exhibit 3.2 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 31, 1996
                 (the "1995 10-KSB")

            3.2 Amended and Restated Bylaws of Woodroast Systems, Inc., incorporated by reference from Exhibit 3.2 to the Company's
                 Registration Statement on Form SB-2 (File No. 33-75152C) filed with the Securities and Exchange Commission on February 27,
                 1994 (the "1994 SB-2")

            4 Form of Warrant Agreement by and between the Company and Norwest Bank Minnesota, N.A., incorporated by reference from
                 Exhibit 4 to the 1994 SB-2

           10.1 Employment Agreement between the Company and Sheldon F. Jacobs dated as of February 4, 1994, incorporated by reference from
                 Exhibit 10.1 to the 1994 SB-2

           10.2 Employment Agreement between the Company and Ralph J. Guarino dated as of September 5, 1996, incorporated by reference from
                 Exhibit 10.1 to the 1995 10-KSB

           10.3  Employment Agreement between the Company and Alex Gionta dated as of November 18, 1996........................................

           10.4  Lease Agreement by and between Northstar Pizza Properties, Inc.
                 and Shelly's Two dated January 19, 1989, incorporated by reference from Exhibit 10.4 to the 1994 SB-2

           10.5  Agreement of Lease by and between 1331 F Street, Inc. and the
                 Company dated July 22, 1996....................................

           10.6  Company's 1994 Stock Plan, incorporated by reference from
                 Exhibit 10.4 to the 1994 SB-2

           10.7  Amendment dated May 29, 1996 to the Company's 1994 Stock
                 Plan...........................................................

           10.8 Form of Non-qualified Stock Option Agreement, incorporated by reference from Exhibit 10.6 to the 1994 SB-2

           10.9 Form of Restructured Stock Option Agreement, incorporated by reference from Exhibit 10.7 to the 1994 SB-2

           10.10 Registration Rights Agreement by and among the Company, Sheldon
                 F. Jacobs, John B. Goodman and Daniel T. Lindsay, incorporated by reference from Exhibit 10.12 to the 1994 SB-2

           10.11 Form of Escrow Agreement by and among the Company, National
                 City Bank of Minneapolis and Sheldon F. Jacobs, incorporated by reference from Exhibit 10.13 to the 1994 SB-2

           10.12 Second Amendment to and Restatement of Agreement, by and among the Company, Sheldon F. Jacobs, John B. Goodman and Daniel T.
                 Lindsay dated January 27, 1994, incorporated by reference from
                 Exhibit 10.14 to the 1994 SB-2

           10.13 Shareholders Agreement by and among the Company, Sheldon F.
                 Jacobs, John B. Goodman and Daniel T. Lindsay dated January 27,
                 1994, incorporated by reference from Exhibit 10.15 to the 1994
                 SB-2

           10.14 Shareholder Agreement by and between Shelly's Two and Sheldon
                 F. Jacobs dated January 27, 1994, incorporated by reference from Exhibit 10.16 to the 1994 SB-2

           10.15 Escrow Agreement by and among First Trust National Association,
                 Sheldon F. Jacobs, John B. Goodman, Daniel T. Lindsay, Shelly's
                 Two, Woodroast Acquisition Corp. and the Company dated as of January 27, 1994, incorporated by reference from Exhibit 10.17 to the 1994 SB-2

           10.16 Agreement and Plan of Merger by and among Shelly's Two, the Company, Woodroast Acquisition Corp. and Sheldon F. Jacobs dated May 4, 1994, incorporated by reference from Exhibit 10.18 to the 1994 SB-2

           10.17 Lease by and between Congressional Plaza Associates, Federal
                 Realty, Investment Trust and Woodroast Systems, Inc., incorporated by reference from Exhibit 10.17 to the 1995 10-KSB

           10.18 Form of Promissory Note dated November 7, 1995, incorporated by reference from Exhibit 10.18 to the 1995 10-KSB

           21.1 Subsidiary of Woodroast Systems, Inc., incorporated by reference from Exhibit 21.1 to the 1995 10-KSB

           23.1  Consent of Lund Koehler Cox & Company, PLLP....................

           24    Power of Attorney (set forth on the signature page)

           27    Financial Data Schedule........................................