Form 10QSB
period 1997-03-30
WOODROAST SYSTEMS INC
filed 1997-05-09
CIK 919273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1997.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________  to__________________

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

   ___________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 5, 1997 there were 4,242,397 shares of common stock, $0.005 par value outstanding.

                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                                 March 30, 1997


PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Consolidated Condensed Balance Sheets -
                   March 30, 1997 and December 29, 1996...................  3

                  Consolidated Condensed Statements of Operations -
                   for the thirteen week periods ended March 30, 1997 and
                   March 31, 1996.........................................  4

                  Consolidated Condensed Statements of Cash Flows -
                   for the thirteen week periods ended March 30, 1997 and
                   March 31, 1996.........................................  5

                  Notes to Consolidated Condensed
                   Financial Statements...................................  6

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.............................................  8

PART II: OTHER INFORMATION

Item 1:           Legal Proceedings.......................................  11

Item 6:           Exhibits and Reports on Form 8-K........................  11


Signatures ...............................................................  12


                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                    March 30,          December 29,
                                                                      1997                1996
                                                                  ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................        $  2,538,583         $  1,673,663
  Available-for-sale securities ..........................                   0            1,998,750
  Inventories ............................................             196,706              181,971
   Prepaid expenses and other ............................             159,974               89,183
                                                                  ------------         ------------
     Total current assets ................................           2,895,263            3,943,567

PROPERTY AND EQUIPMENT, NET ..............................           4,682,976            4,537,418

CONSTRUCTION IN PROGRESS .................................             708,748                    0

DEPOSITS .................................................             194,287              138,884

PATENT AND TRADEMARKS, NET ...............................              10,445                9,834
                                                                  ------------         ------------

                                                                  $  8,491,719         $  8,629,703
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital leases ......................        $     75,264         $     77,936
  Accounts payable .......................................             313,614              640,752
  Construction in progress payable .......................             510,305                    0
  Accrued expenses .......................................             383,751              228,311
                                                                  ------------         ------------
     Total current liabilities ...........................           1,282,934              946,999

LONG-TERM DEBT ...........................................           1,000,000            1,000,000
LESS: UNAMORTIZED DISCOUNT ...............................            (287,664)            (299,514)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION .              89,856              107,813
                                                                  ------------         ------------
     Total liabilities ...................................           2,085,126            1,755,298
                                                                  ------------         ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares
   authorized, 4,242,397 shares issued and outstanding ...              21,212               21,212
  Additional paid-in capital .............................          10,033,229           10,033,229
  Unrealized loss on securities available-for-sale .......                   0              (16,250)
  Unearned compensation ..................................              (8,508)              (9,723)
  Accumulated deficit ....................................          (3,639,340)          (3,154,063)
                                                                  ------------         ------------

     Total stockholders' equity ..........................           6,406,593            6,874,405
                                                                  ------------         ------------

                                                                  $  8,491,719         $  8,629,703
                                                                  ============         ============


                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                  March 30,           March 31,
                                                    1997                1996
                                                -----------         -----------
NET SALES ................................      $ 1,592,280         $ 1,831,969
                                                -----------         -----------

COSTS AND EXPENSES:
  Food and beverage costs ................          502,405             628,984
  Restaurant operating expenses ..........          933,288           1,097,651
  Depreciation and amortization ..........          113,898             104,818
  General, administrative and development           521,285             239,223
                                                -----------         -----------
    Total costs and expenses .............        2,070,876           2,070,676
                                                -----------         -----------

    Loss from operations .................         (478,596)           (238,707)
                                                -----------         -----------

OTHER INCOME (EXPENSE):
 Interest income .........................           34,245                  55
 Interest expense ........................          (55,334)            (82,668)
 Other income ............................           14,408              61,518
                                                -----------         -----------
    Total other income (expense) .........           (6,681)            (21,095)
                                                -----------         -----------

LOSS BEFORE INCOME TAXES .................         (485,277)           (259,802)

    Income taxes .........................                0                   0
                                                -----------         -----------

NET LOSS .................................      $  (485,277)        $  (259,802)
                                                ===========         ===========


NET LOSS PER COMMON SHARE ................      $     (0.11)        $     (0.11)
                                                ===========         ===========


WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING ...............        4,253,335           2,264,472
                                                ===========         ===========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Thirteen Weeks Ended
                                                    -----------------------------
                                                      March 30,         March 31,
                                                        1997              1996
                                                    ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................      $  (485,277)      $  (259,802)
  Adjustments to reconcile net loss to
    cash flows from operating activities -
  Depreciation and amortization ..............          113,898           104,818
  Amortization of long-term debt discount ....           11,850            27,501
  Changes in operating assets and liabilities.          253,462          (387,202)
                                                    -----------       -----------
     Cash flows from operating activities ....         (106,067)         (514,685)
                                                    -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of a-f-s securities .....        2,015,000            11,945
  Purchases of property and equipment ........         (323,437)          (20,438)
  Construction in progress ...................         (644,543)                0
  Deposits used (advanced) ...................          (55,402)            8,222
                                                    -----------       -----------
     Cash flows from investing activities ....          991,618              (271)
                                                    -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital lease           (20,630)          (16,353)
  Proceeds from stock sale net ...............                0           956,228
                                                    -----------       -----------
     Cash flows from financing activities ....          (20,630)          939,875
                                                    -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS ........          864,921           424,919

CASH AND CASH EQUIVALENTS, BEGINNING .........        1,673,662            27,843
                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, ENDING ............      $ 2,538,583       $   452,762
                                                    ===========       ===========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (UNAUDITED)


(1)   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended March 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

(2)   LOSS PER COMMON SHARE

Primary and fully diluted loss per common share are determined by dividing net loss by the weighted average number of common shares outstanding during each period. Primary and fully diluted loss per share are the same.

(3)   CONSTRUCTION IN PROGRESS

The Company maintains separate Construction in Progress and Construction in Progress Payable accounts to reconcile all contractual agreements relating to new site development.

(4)   LONG-TERM DEBT

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

(5)   INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of March 30, 1997, the Company had net operating loss carryforwards of approximately $3,600,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

(6)   STOCK OPTIONS

STOCK OPTION PLAN - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At March 30, 1997, 417,000 options had been granted at exercise prices of $0.81 to $5.50 per share, none of which had been exercised.

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


                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota, since 1989, and a restaurant in Rockville, Maryland, since November 1995. As a result of the Company's recent recruitment of senior management, its focus on building these larger restaurants has changed. The Company now plans to pursue development of the Shelly's Back Room "Civilized Cigar Parlor and Tavern" concept, which is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring exceptional food and drink. Management believes this concept is not a departure from the main core of the Company's business, which is to provide customers with a quality food and beverage experience in a relaxed atmosphere. Instead, this shift of focus allows the Company to pursue other avenues to generate revenue, primarily because of the simpler structure to operate a Back Room and lower capital investment, which would allow franchising of this concept. The Company has signed a lease for its first stand-alone Back Room in Washington, D.C. with an anticipated opening in late May or early June 1997. The successful operation of the Rockville restaurant and future expansion of the Shelly's Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and the Shelly's Back Room concepts and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchise operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $485,277 for the thirteen week period ended March 30, 1997, and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1997 will be a 52 week year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996

The restaurant located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended March 30, 1997 of $665,300 or a 2.1% increase of $13,823 from $651,477 for the thirteen weeks ended March 31, 1996. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks ended March 30, 1997 of $926,980 or a 21.5% decrease of $253,512 from $1,180,492 for the thirteen weeks ended March 31, 1996. The St. Louis Park restaurant continues to have guest counts at or near seating capacity on a daily basis. The 21.5% decrease in net sales at the Rockville restaurant reflects the impact of the grand opening months from early 1996. A major marketing program has been implemented to increase sales. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended March 30, 1997 were $565,804 or a 0.2% increase of $1,438 from $564,366 for the thirteen weeks ended March 31, 1996. The food, beverage and other direct costs related to the operation of the Rockville, Maryland, restaurant for the thirteen weeks ended March 30, 1997 were $869,888 or a 25.1% decrease of $292,381 from $1,162,269 for the thirteen weeks ended March 31, 1996. The Company continues to address ongoing cost and expense issues at both restaurant locations. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

For the thirteen weeks ended March 30, 1997, the St. Louis Park unit generated net revenues of $665,300 and operating income of $99,496 or 15.0% of total revenue as compared to the thirteen weeks ended March 31, 1996 of net revenues of $651,477 and operating income of $87,136 or 13.4% of total revenue. The Rockville unit generated net revenues of $926,980 and operating income of $57,092 or 6.2% of total revenue for the thirteen weeks ended March 30, 1997, as compared to the thirteen weeks ended March 31, 1996 of net revenues of $1,180,492 and operating income of $18,223 or 1.5% of total revenue. These unit operating incomes are exhibited as earnings before interest, taxes, depreciation and amortization.

The Company's executive and administrative office located in Eden Prairie, Minnesota had other expenses, consisting of general and administrative expenses, interest income, interest expense, other income and development expenses which were $527,966 for the thirteen weeks ended March 30, 1997, compared to $260,318 for the thirteen weeks ended March 31, 1996. This is an increase of $267,648 or a 102.8% increase. This increase is attributable primarily to the Company's ongoing building of a corporate management team and facility to lead the Company into its new focus on the Back Room concept. The Company is seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1997.


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

The Company had working capital of $1,612,329 at March 30, 1997, compared to working capital of $2,996,568 at December 29, 1996. Cash, cash equivalents and available-for-sale securities were $2,538,583 at March 30, 1997, representing a decrease of $1,133,830 from $3,672,413 at December 29, 1996. This decrease is attributable to the payments relating to the development and construction of the Washington D.C. Shelly's Back Room and the Company's additions necessary to its management team and corporate office facility.

In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the Notes) and warrants (the Warrants) to purchase an aggregate 200,016 shares of Common Stock. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. A total of 170,008 of the Warrants were exercised in 1996.

In March and April 1996, the Company sold 625,000 shares of its Common Stock in a private placement for $2.25 per share, and received net proceeds of approximately $1,315,000. Holders of such shares have certain piggyback registration rights. The net proceeds from the private placement of Common Stock have been used to pay debt and trade payables and to provide working capital for general corporate purposes.

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


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as other written materials or oral statements that the Company may make or publish from time to time, contain forward-looking statements relating to such matters as plans for future expansion, other business development activities, anticipated financial performance, business prospects, and similar matters. Such forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the operation and development of a new and expanding business, dependence on current management and need for additional management personnel, and the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-QSB.


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


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits required by Item 601 of Regulation S-K

         None

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended March 30, 1997.

         Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Woodroast Systems, Inc.



                                                /s/ SHELDON F. JACOBS
                                          ----------------------------------
                                           (Registrant) by Sheldon F. Jacobs
                                                   Chairman of Board,
                                                Chief Executive Officer
                                             (Principal Executive Officer)



                                               /s/ RALPH J. GUARINO
                                          ----------------------------------
                                                by Ralph J. Guarino
                                         President, Chief Operating Officer,
                                           and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date:  May  9, 1997