Form 10QSB
period 1997-06-29
WOODROAST SYSTEMS INC
filed 1997-08-11
CIK 919273

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                   to
                              -------------         --------------

Commission file number                0-25926
                      ---------------------------

                            WOODROAST SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Minnesota                         41-1563961
    -------------------------------  --------------------------------------
    (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
    Incorporation or  Organization)


     10250 Valley View Road, Suite 145, Eden Prairie,  Minnesota  55344
     ------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                                  612-944-5113
     ------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     ------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed
                             Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 8, 1997 there were 4,242,397 shares of common stock, $0.005 par value outstanding.

                            WOODROAST SYSTEMS, INC.

                               Form 10-QSB Index
                                 June 29, 1997





            PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Condensed Balance Sheets -
             June 29, 1997 and December 29, 1996..................................3

            Consolidated Condensed Statements of Operations -
             for the thirteen and twenty-six week periods ended
             June 29, 1997 and June 30, 1996......................................4

            Consolidated Condensed Statements of Cash Flows -
             for the thirteen and twenty-six week periods ended
             June 29, 1997 and June 30, 1996......................................5

            Notes to Consolidated Condensed
             Financial Statements.................................................6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations...........................................................8

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings.....................................................11

Item 4:     Submission of Matters to a Vote of Security Holders...................11

Item 6:     Exhibits and Reports on Form 8-K......................................11


Signatures .......................................................................12

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              June 29,         December 29,
                                                                1997               1996
                                                              --------         ------------
CURRENT ASSETS:
     Cash and cash equivalents..................            $ 1,469,240         $1,673,663
     Available-for-sale securities..............                      0          1,998,750
     Inventories................................                257,288            181,971
     Prepaid expenses and other.................                287,370             89,183
                                                            -----------        ----------
     Total current assets....................                 2,013,898          3,943,567

PROPERTY AND EQUIPMENT, NET..................                 5,684,719         4,537,418

CONSTRUCTION IN PROGRESS.....................                    23,168                 0

DEPOSITS.....................................                    16,892           138,884

PATENT AND TRADEMARKS, NET...................                    24,240             9,834
                                                            -----------        ----------
                                                            $ 7,762,917        $8,629,703
                                                            ===========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital leases..........            $    85,234        $   77,936
     Accounts payable...........................                662,622           640,752
     Accrued expenses...........................                398,618           228,311
                                                            -----------        ----------
     Total current liabilities...............                 1,146,474           946,999

LONG-TERM DEBT...............................                  1,000,000        1,000,000
LESS: UNAMORTIZED DISCOUNT...................                   (275,814)        (299,514)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION          58,438          107,813
                                                             -----------       ----------

     Total liabilities.......................                  1,929,098        1,755,298
                                                             -----------       ----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.005 par value, 33,333,333 shares
     authorized, 4,242,397 shares issued and outstanding          21,212           21,212
     Additional paid-in capital.................              10,033,229       10,033,229
     Unrealized loss on securities available-for-sale                  0          (16,250)
     Unearned compensation......................                  (8,102)          (9,723)
     Accumulated deficit........................              (4,212,520)      (3,154,063)
                                                             -----------       ----------

     Total stockholders' equity..............                  5,833,819        6,874,405
                                                             -----------       ----------
                                                              $7,762,917       $8,629,703
                                                             ===========       ==========

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                  --------------------            ----------------------
                                                  June 29,       June 30,         June 29,       June 30,
                                                   1997            1996             1997           1996
                                                  --------       --------         --------       --------
NET SALES..............................         $1,489,951      $1,585,584      $3,082,231      $3,417,553
                                                ----------      ----------      ----------      ----------
COSTS AND EXPENSES:
     Food and beverage costs..............         462,478         513,664         947,875       1,134,065
     Retail costs.........................          21,010          20,889          38,018          29,472
     Restaurant operating expenses........         945,148         957,060       1,878,436       2,054,711
     Depreciation and amortization........         124,322          95,926         238,219         190,661
     General, administrative & development         479,542         335,411       1,000,828         584,717
                                                ----------      ----------     -----------      ----------
     Total costs and expenses...........         2,032,500       1,922,950       4,103,376       3,993,626
                                                ----------      ----------     -----------      ----------
     Loss from operations...............          (542,549)       (337,366)     (1,021,145)       (576,073)
                                                ----------      ----------     -----------      ----------

OTHER INCOME (EXPENSE):
     Interest income......................          26,201               9          60,446              64
     Interest expense.....................         (57,016)        (77,140)       (112,350)       (159,808)
     Other income.........................             184               0          14,592          61,518
                                                ----------      ----------     -----------      ----------
     Total other income (expense).......           (30,631)        (77,131)        (37,312)        (98,226)
                                                ----------      ----------     -----------      ----------
LOSS BEFORE INCOME TAXES...............           (573,180)       (414,497)     (1,058,457)       (674,299)

     Income taxes.......................                 0               0               0               0
                                                ----------      ----------     -----------      ----------
NET LOSS...............................         $ (573,180)     $ (414,497)    $(1,058,457)     $ (674,299)
                                                ==========      ==========     ===========      ==========


LOSS PER COMMON SHARE..................         $     (.14)     $     (.14)    $     (.25)      $     (.26)
                                                ==========      ==========     ==========       ==========

WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING.............      4,242,397       2,867,136      4,242,397        2,576,559
                                                ==========      ==========     ==========       ==========



                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)






                                                   Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                   --------------------        ----------------------
                                                   June 29,      June 30,      June 29,      June 30,
                                                     1997         1996          1997          1996
                                                   --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................     $  (573,180)  $  (414,497) $ (1,058,457) $ (674,299)
  Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization..............         124,322       105,989       238,219     210,807
  Amortization of long-term debt discount....          11,850        27,501        23,700      55,002
  Amortization of unearned compensation......             406             0         1,621           0
  Changes in operating assets and liabilities        (334,407)     (144,728)      (81,326)   (531,930)
                                                  -----------   -----------  ------------  ----------
     Cash flows from operating activities....        (771,009)     (425,735)     (876,243)   (940,420)
                                                  -----------   -----------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of a-f-s securities.....               0             0     2,015,000      11,945
  Purchases of property and equipment........      (1,125,842)      (18,447)   (1,385,073)    (38,885)
  Purchases of intangible assets.............         (14,019)            0       (14,854)          0
  Construction in progress...................         685,580             0       (23,168)          0
  Deposits used (advanced) ..................         177,395        35,963       121,992      44,185
                                                  -----------   -----------  ------------  ----------
     Cash flows from investing activities....        (276,886)       17,516       713,897      17,245
                                                  -----------   -----------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital lease         (21,448)      (18,364)      (42,077)    (34,717)
  Payment on note payable - stockholder......               0      (300,000)            0    (300,000)
  Net proceeds from sale of common stock.....               0       359,150             0   1,315,378
                                                  -----------   -----------  ------------  ----------
     Cash flows from financing activities....         (21,448)       40,786       (42,077)    980,661
                                                  -----------   -----------  ------------  ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,069,343)     (367,433)     (204,423)     57,486

CASH AND CASH EQUIVALENTS, BEGINNING.........       2,538,583       452,762     1,673,663      27,843
                                                  -----------   -----------  ------------  ----------

CASH AND CASH EQUIVALENTS, ENDING............     $ 1,469,240   $    85,329  $  1,469,240  $   85,329
                                                  ===========   ===========  ============  ==========

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 29, 1997
                                  (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.


(2)   LOSS PER COMMON SHARE

Primary and fully diluted loss per common share are determined by dividing net loss by the weighted average number of common shares outstanding during each period. Primary and fully diluted loss per share are the same.

The Company will adopt in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosures of the basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT.)
                                 JUNE 29, 1997
                                  (UNAUDITED)
(5) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of June 29, 1997, the Company had net operating loss carryforwards of approximately $3,600,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

(6) STOCK OPTIONS

STOCK OPTION PLAN - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At June 29, 1997, 417,000 options had been granted at exercise prices of $0.81 to $5.50 per share, none of which had been exercised.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has two restaurant operations, one located in St. Louis Park, Minnesota, which opened in 1989 and the other located in Rockville, Maryland, which opened in November 1995. The Company also opened its first stand alone Shelly's Back Room "Civilized Cigar Parlor and Tavern" operation in Washington D.C. on June 10, 1997. The Back Room concept is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring exceptional food and drink. The concept is a direct result of the Company's senior management focus to pursue other avenues to generate revenue. The primary reasons to pursue the Back Room concept is that these are a simpler operational structure and requires lower capital investment, which would allow franchising of this concept. The Company has signed a lease for its second stand-alone Back Room in Chicago, Illinois, with an anticipated opening about December 1997. The successful operation of the Rockville restaurant and future expansion of the Shelly's Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and the Shelly's Back Room concepts and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchise operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $573,180 and $1,058,457 for the thirteen and twenty-six week periods ended June 29, 1997 and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1997 will be a 52 week year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JUNE 29, 1997 AND JUNE 30,
1996

The restaurant located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended June 29, 1997 and June 30, 1996 of $609,429 and $579,921, respectively, or a 5.1% increase of $29,508. Net sales from the St. Louis Park operation for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,274,729 and $1,231,398, respectively, or a 3.5% increase of $43,331. The St.
Louis Park restaurant continues to have guest counts at or near seating capacity on a daily basis. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks ended June 29, 1997 and June 30, 1996 of $839,384 and $1,005,663,
respectively, or a 16.5% decrease of $166,279. Net sales from the Rockville operation for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,766,364 and $2,186,155, respectively, or a 19.2% decrease of $419,791. The
19.2% decrease in net sales at the Rockville restaurant reflects the impact of the grand opening months from early 1996. A major marketing program has been implemented to increase sales. However, no assurance can be given that these efforts will achieve desired results by year end, if at all. The Back Room located in Washington D.C., that opened for business on June 10, 1997, had net sales for the eighteen days ended June 29, 1997 of $41,138.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended June 29, 1997 and June 30, 1996 were $537,374 and $519,857, respectively, or a 3.4% increase of $17,517. The food, beverage and other direct costs related to the operation of the St. Louis Park restaurant for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,103,178 and $1,084,223, respectively, or a 1.7%
increase of $18,955.   The food, beverage and other direct costs related to the
operation of the Rockville, Maryland, restaurant for the thirteen weeks ended June 29, 1997 and June 30, 1996 were $830,075 and $971,756, respectively, or a 14.6% decrease of $141,681. The food, beverage and other direct costs related to the operation of the Rockville restaurant for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,699,963 and $2,134,025, respectively, or a 20.3% decrease of $434,062.  The Company continues to address ongoing cost
and expense issues at both restaurant locations.   However, no assurance can be
given that these efforts will achieve desired results by year end, if at all. The food, beverage and other direct costs related to the operation of the Back Room in Washington D.C. for the eighteen days ended June 29, 1997 were $61,187. Due to this being less than a full month of operations, with expanded hours of operation to include breakfast and an abundance of wait staff to cover an ongoing assessment of what will be necessary in this downtown business district, labor costs, fixed rent costs and public relations costs were above normal during this start up period.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS  (CONT.)

RESULTS OF OPERATIONS (cont.)


The Company's executive and administrative office located in Eden Prairie, Minnesota had other expenses, consisting of general and administrative expenses, interest income, interest expense, other income and development expenses which were $479,542 for the thirteen weeks ended June 29, 1997 compared to $335,411 for the thirteen weeks ended June 30, 1996. This is an increase of $144,131 or a 43.0% increase. Other expenses for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were $1,000,828 and $584,717, respectively, or a 71.2% increase of $416,111. These increases are attributable primarily to the Company's ongoing building of a corporate management team and facility to lead the Company into its new focus on the Back Room concept. The Company is seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1997.


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

The Company had working capital of $867,424 at June 29, 1997, compared to working capital of $2,996,568 at December 29, 1996. Cash, cash equivalents and available-for-sale securities were $1,469,240 at June 29, 1997, representing a decrease of $2,203,173 from $3,672,413 at December 29, 1996. This decrease is attributable to the payments relating to the development and construction of the Washington D.C. Shelly's Back Room, the Chicago Shelly's Back Room and the Company's additions necessary to its management team and corporate office facility.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS  (CONT.)

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



Item 4.  Submission of Matters to a Vote of Security Holders


     On May 20, 19976, Woodroast Systems, Inc. held its annual meeting of shareholders. Of the 4,242,397 shares of Common Stock eligible to vote, 3,848,587 shares were present and entitled to vote. The following were the votes on the following matters:

     1. The votes cast for the three (3) directors to serve until the next annual meeting of shareholders were:

     Name                  Votes For           Votes Withheld
     ----                  ---------           --------------
  Sheldon F. Jacobs        3,802,895               45,692
  Ralph J. Guarino         3,802,547               46,040
  Byron L. Frank           3,802,895               45,692


     2. The proposal to approve an amendment to the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for the issuance thereunder from 250,000 shares to 750,000 shares were:

     Votes for        Votes against    Votes abstained      Broker non-vote
     ---------        -------------    ---------------      ---------------
     2,011,545          121,269           16,248               1,699,525

Item 6. Exhibits and Reports on Form 8-K


  (a)  Exhibits required by Item 601 of Regulation S-K

       10.19 Lease by and between Walton Associates, L.L.C. and the Company dated May 27, 1997

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarterly period ended June 29, 1997.

       Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Woodroast Systems, Inc.
                                (Registrant)





                                  /s/ SHELDON F. JACOBS
                               -----------------------------
                                   by Sheldon F. Jacobs
                                    Chairman of Board,
                                  Chief Executive Officer
                              (Principal Executive Officer)




                                  /s/ RALPH J. GUARINO
                               -----------------------------
                                    by Ralph J. Guarino
                            President, Chief Operating Officer,
                                and Chief Financial Officer
                       (Principal Financial and Accounting Officer)





Date:  August 11, 1997