Form 10QSB
period 1997-09-28
WOODROAST SYSTEMS INC
filed 1997-11-12
CIK 919273

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from       to
                               -----    ----

Commission file number  0-25926
                        --------


                            WOODROAST SYSTEMS, INC.
      -------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Minnesota                                   41-1563961
    -------------------------------             --------------------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
    Incorporation or  Organization)

     10250 Valley View Road, Suite 145, Eden Prairie,  Minnesota  55344
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  612-944-5113
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 1997 there were 4,242,397 shares of common stock, $0.005 par value outstanding.

                            WOODROAST SYSTEMS, INC.

                               Form 10-QSB Index
                               September 28, 1997






PART I:         FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Condensed Balance Sheets -
                 September 28, 1997 and December 29, 1996..................................       3

                Consolidated Condensed Statements of Operations -
                 for the thirteen and thirty-nine week periods ended
                 September 28, 1997 and September 29, 1996.................................       4

                Consolidated Condensed Statements of Cash Flows -
                 for the thirteen and thirty-nine week periods ended
                 September 28, 1997 and September 29, 1996.................................       5

                Notes to Consolidated Condensed
                 Financial Statements......................................................       6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.................................................................       8


PART II:        OTHER INFORMATION


Item 1:         Legal Proceedings..........................................................      11

Item 6:         Exhibits and Reports on Form 8-K...........................................      11

Signatures.................................................................................      12

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)


                                     ASSETS

                                                                    September 28,       December 29,
                                                                        1997                1996
                                                                    -------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents...............................          $   607,320          $  1,673,663
  Available-for-sale securities...........................                    0             1,998,750
  Inventories.............................................              254,514               181,971
  Prepaid expenses and other..............................              279,073                89,183
                                                                    -----------          ------------
    Total current assets.................................             1,140,907             3,943,567

PROPERTY AND EQUIPMENT, NET...............................            5,611,342             4,537,418

CONSTRUCTION IN PROGRESS..................................              140,184                     0

DEPOSITS..................................................               15,936               138,884


PATENT AND TRADEMARKS, NET................................               25,953                 9,834
                                                                    -----------          ------------

                                                                    $ 6,934,322          $  8,629,703
                                                                    ===========          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of capital leases.......................          $    74,986          $     77,936
  Accounts payable........................................              533,533               640,752
  Construction in progress payable........................               51,995                     0
  Accrued expenses........................................              370,621               228,311
                                                                    -----------          ------------
    Total current liabilities............................             1,031,135               946,999

LONG-TERM DEBT............................................            1,000,000             1,000,000
LESS: UNAMORTIZED DISCOUNT................................             (263,963)             (299,514)
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION..               49,973               107,813
                                                                    -----------          ------------
    Total liabilities....................................             1,817,145             1,755,298
                                                                    -----------          ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares
   authorized, 4,242,397 shares issued and outstanding....               21,212                21,212
  Additional paid-in capital..............................           10,033,229            10,033,229
  Unrealized loss on securities available-for-sale........                    0               (16,250)
  Unearned compensation...................................               (6,887)               (9,723)
  Accumulated deficit.....................................           (4,930,377)           (3,154,063)
                                                                    -----------          ------------

     Total stockholders' equity...........................            5,117,177             6,874,405
                                                                    -----------          ------------

                                                                    $ 6,934,322          $  8,629,703
                                                                    ===========          ===========

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)






                                         Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                         -----------------------  --------------------------
                                         Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
                                            1997         1996         1997         1996
                                         ----------  -----------  ------------  ------------

NET SALES..............................  $1,462,667  $ 1,343,692   $ 4,544,898  $  4,761,245
                                         ----------  -----------  ------------  ------------

COSTS AND EXPENSES:
  Food, beverage and supply costs......     462,465      418,990     1,410,340     1,553,055
  Retail costs.........................      33,030       15,610        71,048        45,082
  Restaurant operating expenses........     975,304      830,533     2,853,740     2,885,245
  Depreciation and amortization........     190,021      126,488       428,240       317,149
  General, administrative & development     536,592      305,397     1,537,420       890,114
                                         ----------  -----------  ------------  ------------


    Total costs and expenses...........   2,197,412    1,697,018     6,300,788     5,690,645
                                         ----------  -----------  ------------  ------------

    Loss from operations...............    (734,745)    (353,326)   (1,755,890)     (929,400)
                                         ----------  -----------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income......................      11,321        3,534        71,767         3,599
  Interest expense.....................     (43,907)     (62,664)     (156,257)     (222,472)
  Other income.........................      49,474            0        64,066        61,518
                                         ----------  -----------  ------------  ------------

    Total other income (expense).......      16,888      (59,130)      (20,424)     (157,355)
                                         ----------  -----------  ------------  ------------

LOSS BEFORE INCOME TAXES...............    (717,857)    (412,456)   (1,776,314)   (1,086,755)

    Income taxes.......................           0            0             0             0
                                         ----------  -----------  ------------  ------------

NET LOSS...............................  $ (717,857)  $ (412,456) $ (1,776,314) $ (1,086,755)
                                         ==========  ===========  ============  ============



LOSS PER COMMON SHARE..................  $     (.17)      $ (.13) $       (.42) $       (.40)
                                         ==========  ===========  ============  ============

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING.............   4,242,397    3,080,626     4,242,397     2,744,581
                                         ==========  ===========  ============  ============

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                          Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                          ------------------------     --------------------------

                                                           Sept. 28,    Sept. 29,       Sept. 28,         Sept.29,
                                                             1997          1996          1997              1996
                                                          ----------    ------------  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................            $  (717,857)    $ (412,456)    $(1,776,314)     $(1,086,755)
   Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization..............                190,021        126,488         428,240          317,149
  Amortization of long-term debt discount....                 11,851         27,501          35,551           82,503
  Amortization of unearned compensation......                  1,215              0           2,836                0
  Changes in operating assets and liabilities                (94,020)      (139,112)       (175,346)        (650,897)
                                                         -----------     ----------     -----------      -----------

     Cash flows from operating activities....               (608,790)      (397,579)     (1,485,033)      (1,338,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of a-f-s securities.....                      0            704       2,015,000           12,649
  Purchases of property and equipment........               (116,421)      (148,258)     (1,501,494)        (187,143)
  Purchases of intangible assets.............                 (1,936)             0         (16,790)               0
  Construction in progress...................               (117,016)       (30,306)       (140,184)         (30,306)
  Deposits used (advanced) ..................                    956         (1,000)        122,948           43,185
                                                          -----------     ---------      ----------       ----------
     Cash flows from investing activities....               (234,417)      (178,860)        479,480         (161,615)
                                                          ----------      ---------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital lease                (18,713)       (19,459)        (60,790)         (54,175)
  Payment on note payable - stockholder......                      0              0               0         (300,000)
  Net proceeds from sale of common stock.....                      0      4,701,596               0        6,016,974
                                                          ----------     ----------     -----------      -----------
     Cash flows from financing activities....                (18,713)     4,682,137         (60,790)       5,662,799
                                                          ----------     ----------     -----------      -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (861,920)     4,105,698      (1,066,343)       4,163,184

CASH AND CASH EQUIVALENTS, BEGINNING.........              1,469,240         85,329       1,673,663           27,843
                                                          ----------     ----------     -----------      -----------

CASH AND CASH EQUIVALENTS, ENDING............             $  607,320     $4,191,027     $  607,320       $ 4,191,027
                                                          ==========     ==========     ==========       ===========

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER  28, 1997

                                  (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT.)
                              SEPTEMBER  28, 1997
                                  (UNAUDITED)


(5) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of September 28, 1997, the Company had net operating loss carryforwards of approximately $4,300,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

(6) STOCK OPTIONS

STOCK OPTION PLAN - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At September 28, 1997, 417,000 options had been granted at exercise prices of $0.81 to $5.50 per share, none of which had been exercised.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has two restaurant operations, one located in St. Louis Park, Minnesota, which opened in 1989 and the other located in Rockville, Maryland, which opened in November 1995. The Company also opened its first stand alone Shelly's Back Room "The American Tavern" operation in
Washington D.C. on June 10, 1997. The Back Room concept is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring exceptional food and drink. The concept is a direct result of the Company's senior management focus to pursue other avenues to generate revenue. The primary reasons to pursue the Back Room concept is that these are a simpler operational structure and requires lower capital investment, which would allow franchising of this concept. The Company has begun construction on its second stand-alone Back Room in Chicago, Illinois, with an anticipated opening in December 1997. Future expansion of the Shelly's Back Room by the Company will depend on various factors, including market acceptance of the Back Room concept, general economic conditions and additional financing. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchise operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $717,857 and $1,776,314 for the thirteen and thirty-nine week periods ended September 28, 1997 and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1997 will be a 52 week year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

The restaurant located in St. Louis Park, Minnesota, had net sales for the thirteen weeks ended September 28, 1997 and September 29, 1996 of $554,473 and $553,226, respectively, or a 0.2% increase of $1,247. Net sales from the St. Louis Park operation for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $1,829,202 and $1,784,624, respectively, or a 2.5%
increase of $44,578. The St. Louis Park restaurant continues to have guest counts at or near seating capacity on a daily basis. The restaurant located in Rockville, Maryland, that opened for business on November 20, 1995, had net sales for the thirteen weeks ended September 28, 1997 and September 29, 1996 of $720,702 and $790,466, respectively, or a 8.8% decrease of $69,764. Net sales from the Rockville operation for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $2,487,066 and $2,976,621, respectively, or a 16.4% decrease of $489,555. The 16.4% decrease in net sales at the Rockville restaurant reflects the impact of the grand opening months from early 1996. The Company continues to implement local marketing programs to increase sales. However, no assurance can be given that these efforts will achieve desired results by year end, if at all. The Back Room located in Washington D.C., that opened for business on June 10, 1997, had net sales for the thirteen weeks ended September 28, 1997 of $187,492 and net sales for the sixteen weeks ended September 28, 1997 of $228,630.

The food, beverage and other direct costs related to the operation of the St. Louis Park, Minnesota, restaurant for the thirteen weeks ended September 28, 1997 and September 29, 1996 were $508,557 and $491,569 respectively, or a 3.5% increase of $16,988. The food, beverage and other direct costs related to the operation of the St. Louis Park restaurant for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $1,611,736 and $1,577,535,
respectively, or a 2.2% increase of $34,201.   The food, beverage and other
direct costs related to the operation of the Rockville, Maryland, restaurant for the thirteen weeks ended September 28, 1997 and September 29, 1996 were $728,733 and $773,564, respectively, or a 5.7% decrease of $44,831. The food, beverage and other direct costs related to the operation of the Rockville restaurant for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $2,428,696 and $2,905,847, respectively, or a 16.4% decrease of $477,151. The Company continues to address ongoing cost and expense issues at
both restaurant locations.   However, no assurance can be given that these
efforts will achieve desired results by year end, if at all. The food, beverage and other direct costs related to the operation of the Back Room in Washington D.C. for the thirteen weeks ended September 28, 1997 were $233,509 and for the sixteen weeks ended September 28, 1997 were $294,696. Due to this being the first full quarter of operations, with expanded hours of operation to include breakfast and an abundance of wait staff to cover an ongoing assessment of what will be necessary in this downtown business district, labor costs, fixed rent costs and public relations costs were above normal during this start up period.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS  (CONT.)


RESULTS OF OPERATIONS (cont.)

The Company's executive and administrative office located in Eden Prairie, Minnesota had other expenses, consisting of general and administrative expenses, interest income, interest expense, other income and development expenses which were $519,704 for the thirteen weeks ended September 28, 1997 compared to $364,527 for the thirteen weeks ended September 29, 1996. This is an increase of $155,177 or a 42.6% increase. Other expenses for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were $1,557,844 and $1,047,469, respectively, or a 48.7% increase of $510,375. These increases are attributable primarily to the Company's ongoing building of a corporate management team and facility to lead the Company into its new focus on the Back Room concept. The Company is seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1997.

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

The Company had working capital of $109,772 at September 28, 1997, compared to working capital of $2,996,568 at December 29, 1996. Cash, cash equivalents and available-for-sale securities were $607,320 at September 28, 1997, representing a decrease of $3,065,093 from $3,672,413 at December 29, 1996. This decrease is attributable to the payments relating to the development and construction of the Washington D.C. Shelly's Back Room, the Chicago Shelly's Back Room and the Company's additions necessary to its management team and corporate office facility.

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

The Company will require additional financing to implement its expansion plans. The Company is currently in serious negations to sell the Shelly's Woodroast Restaurant located in Rockville, Maryland. If the Company is unsuccessful in the sale of this restaurant, it will be necessary to raise capital in the debt or equity markets. There is no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company. The Company believes that without the sale of the Rockville unit or additional financing, a delay in opening the Chicago Shelly's Back Room could occur.

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

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits required by Item 601 of Regulation S-K


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended
         September 28, 1997.

         Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Woodroast Systems, Inc.
                                             (Registrant)


                                             /s/ SHELDON F. JACOBS
                                             ---------------------------
                                                by Sheldon F. Jacobs
                                                 Chairman of Board,
                                                Chief Executive Officer
                                              (Principal Executive Officer)


                                             /s/ RALPH J. GUARINO
                                             ---------------------------
                                                 by Ralph J. Guarino
                                              President, Chief Operating
                                              Officer, and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)




Date:  November 11, 1997