Form 10KSB40
period 1997-12-28
WOODROAST SYSTEMS INC
filed 1998-03-30
CIK 919273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
       (Mark one):

       /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 28, 1997

       / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from ___________ to _____________

         Commission File No. 0-25926

                             WOODROAST SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

            Minnesota                                      41-1563961
------------------------------------------             ------------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)

   10250 Valley View Road, Suite 145
        Eden Prairie, Minnesota                                 55344
------------------------------------------             ------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                               (612) 944-5113
               -----------------------------------------------
              (Issuer's telephone number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities to be registered pursuant to Section 12(g) of the Exchange Act:
COMMON STOCK, $.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES /X/   NO / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer had total revenues of $6,226,631 for its fiscal year ended December 28, 1997.

As of March 20, 1998, assuming as market value the price of $1.125 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $3,476,135. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

As of March 20, 1998, the Company had outstanding 4,242,397 shares of Common Stock, $.005 par value.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 4, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1998 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 28, 1997.

                              TABLE OF CONTENTS



PART I                                                                                                  PAGE NO.
                                                                                                        --------
                ITEM 1.       DESCRIPTION OF BUSINESS..................................................     1
                ITEM 2.       DESCRIPTION OF PROPERTIES................................................     7
                ITEM 3.       LEGAL PROCEEDINGS........................................................     8
                ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS.......................................................     8

PART II

                ITEM 5.       MARKET FOR COMMON EQUITY
                                AND RELATED STOCKHOLDER MATTERS........................................    10
                ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS....................................    11
                ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS........................................    17
                ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................    17

PART III

                ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                                AND CONTROL PERSONS; COMPLIANCE WITH
                                SECTION 16(A) OF THE EXCHANGE ACT......................................    18
                ITEM 10.      EXECUTIVE COMPENSATION...................................................    18
                ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
                                BENEFICIAL OWNERS AND MANAGEMENT.......................................    18
                ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED
                                TRANSACTIONS...........................................................    18
                ITEM 13.      EXHIBITS AND REPORTS ON
                                FORM 8-K...............................................................    18

SIGNATURES.............................................................................................    19

CONSOLIDATED FINANCIAL STATEMENTS......................................................................   F-1


                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of the Company could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, lack of profitability, inability to open additional units, competition in the hospitality industry, unexpected increases in labor and food costs, and changes in government regulation of the sectors in which the Company operates.

GENERAL
         Woodroast Systems, Inc. (the "Company") is a hospitality development company which was incorporated in 1987 as a Minnesota corporation. The Company owns and operates two free-standing full service restaurants (one with an attached tavern) and, as of January 22, 1998, two taverns built on the theme of the turn-of-the-century London divans.

         The Shelly's Woodroast restaurants are located in St. Louis Park, Minnesota, a suburb of Minneapolis (the "St. Louis Park Restaurant"), and Rockville, Maryland, a suburb of Washington, D.C. (the "Rockville Restaurant") (together with the St. Louis Park Restaurant, the "Restaurants"). The Company has been operating the St. Louis Park Restaurant since 1989 and the Rockville Restaurant since November 1995.

         The original Shelly's Back Room(R) prototype tavern is attached to the Rockville Restaurant, and as such, is considered part of the restaurant unit. In June of 1997, the first single concept of Shelly's Back Room (the "Back Room")(together with the Restaurants, the "Units"), The American Tavern, opened in Washington, D.C. (the "DC Back Room"). Recently, on January 22, 1998, the second stand-alone Back Room was opened in the Gold Coast Area of Chicago, Illinois (the "Chicago Back Room"), adjacent to the Magnificent Mile and Oak Street shopping areas. This concept brings a touch of the traditional divan to America. Divans were turn-of-the-century gathering places in London, synonymous with comfort and service, an exclusive place where the elite could meet, enjoy good food and sip a little cognac. The Company hopes to redefine the American tavern as a place much like the historic divan, yet accessible to all. Shelly's Back Room offers comfortable club seating, private cigar humidor lockers, hand-crafted micro-brewery beers, single malt scotches, small-batch bourbons and other select premium spirits. The food menu includes premium-quality, freshly made specialty sandwiches, homemade soups, salads, appetizers and dinner entrees, including hand-cut steaks and salmon.

         The Company is in the process of attempting to sell the Restaurants in the context of changing its business strategy to focus exclusively on Back Room taverns rather than on full service restaurants.

         The Company's executive offices are located at 10250 Valley View Road, Suite 145, Eden Prairie, Minnesota 55344. The corporate office telephone number is 612.944.5113. The corporate facsimile number is 612.944.5199. The Company's web site address is www.woodroast.com.

THE SHELLY'S WOODROAST CONCEPT

     ORIGINAL WOODROAST COOKING

         Original Woodroast Cooking is a proprietary style of cooking with origins in America's north woods country -- where Canada meets the United States. As the name suggests, it is a cooking method in which meats, fish and fowl are slowly roasted in wood burning ovens. Invented by the Company's founder, the patented ovens release the flavorful, aromatic components of a carefully selected combination of hardwoods and fruitwoods, surrounding each dish with mellow even heat.

         Original Woodroast Cooking involves more than simply slow roasting. Each offering is also marinated in a proprietary blend of herbs and spices for 48 hours or longer before the cooking begins. During the cooking process, the food is continually basted with the marinade and spice combinations by computer controlled mechanisms in the patented Woodroast ovens, keeping it moist while imparting subtle, distinctive flavor throughout.


     FACILITIES

         The design of the Restaurants is reminiscent of the great turn-of-the-century hunting lodges of the north woods. The St. Louis Park Restaurant's main dining room features a 20-foot high ceiling with handcrafted log-scissor trusses resting atop a one-ton log beam. A birch log bar completes the northern lodge atmosphere. Other natural elements at the restaurant include exposed beam ceilings in the bar, leather covered booths, barstools covered with Holstein hide with the hair remaining and a massive fieldstone fireplace. The Rockville Restaurant's main dining room -- The Great Hall -- features a 20-foot ceiling and Norman trusses of Minnesota red pine. In The Green Room, a second dining room adjoining The Great Hall, yellow pine parallel-cord log trusses form an extraordinary pattern of beams bound together with hand-wrought iron, copper and brass. The fireplace in The Great Hall includes an impressive double-log mantle and fieldstone set in a classic random pattern. The Green Room fireplace is laid in a traditional rough coursed pattern. Like its Minnesota counterpart, the bar in the Rockville Restaurant features furniture made of natural elements (tables supported by rough-hewn birch logs) and display cases replete with antique fishing lures, decoys and other items which bring to mind a sense of the north woods.

         One important variation from the traditional appearance of a north woods lodge is the lack of hunting trophies mounted on the walls. Rather, the attitude toward north woods wildlife exhibited in the concept is one of respect and appreciation for its abundance and vigor. Consequently, it is that sense of vitality which is portrayed through the use of photographs throughout the restaurant.

         The execution of the north woods concept is far more extensive than is typically present even in a "theme" restaurant. The cost to develop the St. Louis Park Restaurant in 1989, which has 138 seats, was approximately $1,750,000. The cost to develop the Rockville Restaurant, which was opened in November 1995 and has approximately 258 indoor dining seats, was approximately $3,500,000.

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


THE SHELLY'S BACK ROOM CONCEPT

         Nestled in a private corner adjoining the Rockville Restaurant is the original Shelly's Back Room. This pioneering prototype represents a significant evolution in the development of "cigar bars" and "cigar rooms," reflecting the expertise of its creator. This special room was designed as a retreat for cigar smokers who may want to follow a lunch or dinner in the restaurant with cigars from their personal humidors. This room boasts exquisitely hand-crafted, floor-to-ceiling humidors, one which is designed for communal use and another which houses 72 private lockers for use by special patrons. Coupling a state-of-the-art air purification system with relaxed club seating and the rich woods used throughout, it is a popular haven for the restaurant's cigar-smoking guests. Unlike many existing facilities, Shelly's Back Room is open to the public -- no exclusive memberships and high fees. The only requirements for admittance are a love of good cigars, good food, good drink and good company. All of the unique qualities from this small prototype unit have been utilized in the continuation of the development of Shelly's Back Room.

     FACILITIES

         Key elements of the Shelly's Back Room concept were perfected by Mr. Jacobs (Chairman of The Board and Chief Executive Officer), from his knowledge not only of cigars and cigar smoking, but also of high quality food and beverages. The Back Room offers casual comfortable seating, a full-service bar, food service and a state-of-the-art air purification system. The specialized air purification system is a critical component of the Back Room concept. Designed in recognition that no filtration and recycling system can adequately handle the unique and intensive needs of a dedicated cigar smoking emporium, this system will utilize 100% fresh air. The innovative air purification system, the kleen-aire(TM) system, replaces the room's entire volume of air with fresh, filtered outdoor air as frequently as every 90 seconds. The result is air quality that is perceptively and objectively cleaner and fresher than virtually any other smoking area in America.

         Shelly's Back Room features comfortable club seating, including couches, club chairs and high-back wooden chairs, the use of warm interior colors, large wall murals and warm aged woods to contribute to the casual atmosphere. One wall accommodates built in, handcrafted, private wood humidor lockers for guests to rent. These humidor lockers are rented on an annual basis, allowing those guests to maintain their own private stock of cigars. Each locker has a plate attached, engraved with the guest's names and titles, used in part for security reasons.

     MENU

         The menu is fresh, simple and hearty. An array of appetizers ranges from Campfire Chicken Wings to smoked Pacific Coast oysters. Featured dinner items include hand-cut New York strip steaks, grilled Atlantic salmon, roasted chicken, sandwiches and salads. Pricing is generally moderate, between $4 and $20.

     RETAIL ITEMS

         An important signature item of Shelly's Back Room is in development, that of an exclusive premium cigar created with the oversight of Shelly himself. However, availability of such cigars is subject to change in the future, as is the case of any product imported from a foreign country.

         A smaller but important element of the Back Room concept is the retail humidor and counter offering a canny selection of some of the world's finest cigars for purchase. Cigar aficionados know that obtaining favorite premium brands can occasionally present problems during this extended period of explosive demand growth. Mr. Jacobs will use his personal knowledge and connections to ensure that the Back Room humidors offer the most complete and current selections available, featuring, of course, the private Back Room label which Mr. Jacobs is developing. In addition to cigars, the Back Rooms will offer a selection of premium logo merchandise including ashtrays, lighters, selected clothing items, pocket knives, cutters and glassware.

EXPANSION PLANS

         The Company is in the process of developing new Back Room locations and is visiting and evaluating potential sites in Boston, Philadelphia and Minneapolis. However, there are presently no binding agreements to develop new restaurants or Back Rooms. The Company completed construction and opened its second Shelly's Back Room on January 22, 1998, located in the Gold Coast Area of Chicago, Illinois, adjacent to the Magnificent Mile and Oak Street shopping areas.

         Shelly's Back Room has been designed with the intention of being efficiently reproduced on a national basis. Target sites will be high walking-traffic storefront units with convenient parking in major cities and upscale suburban strip malls and shopping centers, comparable, for example, to sites targeted by retailers like Starbucks Coffee.

         The market position of the Back Room concept can best be described as accessibly upscale. The very nature of the product offering dictates a refined sophisticated ambiance with commensurate service and pricing. However, the broad appeal of cigars and the relative affordability of premium brands compared to other forms of luxury consumption encourages a national market position capable of appealing to a variety of clientele. Such a position is also far more conducive to more rapid and widespread duplication as the concept grows in popularity and exposure. Indeed, the Back Room concept is not dissimilar to a coffeehouse concept such as Starbucks, offering a convenient location for the enjoyment of premium versions of popular consumables in a relaxed setting. Of course, the difference in the average ticket for even a premium coffee beverage and dessert versus a premium cigar and cognac can be substantial.

         A full, independent Back Room facility is designed to require approximately 2,500 to 4,000 square feet of space. In special applications such as casinos, hotels or resorts, which would have their own food service operations, space requirements could be as little as 800 square feet. The estimates to construct a Shelly's Back Room range from $679,500 to $1,344,500 depending on square footage, construction costs and the level of landlord contributions.

         The Company entered into a license agreement with Grand Casinos, Inc. (The "Grand Casinos") to open a Shelly's Back Room in Grand Casinos Tunica, Mississippi Casino. The essence of the license agreement is this: the Company collects a one-time fee and provides architectural services for the Tunica site. Additionally, the Company would sell its normal Back Room retail items (with a mark-up from cost) to Grand Casinos for resale purposes. The Company's future financial benefits from Grand Casinos will not be material, if at all. In addition, the Company's negotiations to acquire a license agreement with Host Marriott (the "Host"), to locate Back Rooms in their airport facilities, has stalled. The Company has provided all the resources necessary for Host to move ahead. Any future activity will be required from Host. The Company believes that there may be no future dealings with Host for the foreseeable future. The Company will explore all future licensing options presented for consideration. However, no assurance can be given that any license agreement will be successfully concluded or that developing new Back Rooms will materialize.

ADVERTISING

         The Company's target market are people between the ages of 30 and 60, typically living in high density suburban locations, who have expendable household income. The Company advertises its restaurant and Back Room locations through radio advertisements and direct mailings. Approximately 3% of the Company's sales were spent on such advertising. Special efforts to increase sales at the Restaurants were addressed during 1997, accounting for approximately 2% of the total advertising dollars spent. As the Company opens Back Rooms in new markets, the amount spent on advertising as a percentage of sales may be increased as the Company seeks to establish itself in these new markets.

COMPETITION

         The hospitality business is highly competitive and is affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. The principal competitive factors in the hospitality industry are believed to be the quality and price of the food. The location of Units, name recognition, efficiency of service, advertising, and attractiveness of facilities are also important. Units compete on a general basis with a large variety of national and regional hospitality operations, as well as locally owned restaurants, diners, and other establishments that offer moderately priced food and beverages to the public.

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

REGULATION

         Restaurants and taverns are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages, food, cigarettes, games, and the like. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of Back Rooms. The food and liquor licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal.

RESTAURANT AND BACK ROOM OPERATIONS

     STAFFING

         At March 16, 1998, the Company had 210 employees, including 55 at the St. Louis Park Restaurant, 81 at the Rockville Restaurant, 34 at the DC Back Room, 35 at the Chicago Back Room and five at the Company's executive offices. The staff of the St. Louis Park Restaurant consists of a general manager, service manager, bar manager, kitchen manager and assistant kitchen manager, and approximately 50 hourly employees, 40 of whom are employed part-time. The staff of the Rockville Restaurant consists of a general manager, service manager, bar manager, kitchen manager and assistant kitchen manager, and approximately 76 hourly employees, 55 of whom are employed part-time. The staff of the DC Back Room consists of a general and an assistant manager, and approximately 32 hourly employees, 25 of whom are employed part-time. The staff of the Chicago Back Room consists of a general and an assistant manager, and approximately 33 hourly employees, 30 of whom are part-time. The Company believes that its relationship with its employees is good.

     EMPLOYEE TRAINING AND SUPERVISION

         The Company believes strongly in the concept of teamwork and the importance of a well trained and motivated staff. The Units are closely supervised by a general manager, who is directly responsible for that Unit's success. Each staff member is given a Staff Member Guideline Manual, which provides background information on the Company and outlines basic policies and procedures applicable to all personnel. Each staff member is also given either a Service Manual or Kitchen

Manual as appropriate. These manuals provide job descriptions for each position in the restaurant or Back Room and detailed guidelines and background information for the execution of the duties associated with employment in either the preparation or service of food and beverages. Employees are tested on an occasional basis to measure their knowledge of the products served and the policies of the Company.

         New employees receive a training manual and training packet, which outlines the training agenda for their employment and provides basic background information on the names and prices of food and beverage items, as well as other terminology which they need to know. New employees are trained by designated staff members with considerable experience and proven performance.

     REPORTING

         The Company prepares a monthly income statement and gross profit report, which provides overall performance information for each of the Units. The Company also utilizes a point-of-sale system which allows daily and weekly reports to be generated regarding cash control, sales and theoretical food costs. On a monthly basis, the Units count the food, beverage, supply and retail inventories.

         Sales and guest counts are forecasted in advance for each week of the month. Actual sales and guest counts are then compared to forecasted levels. Sales and guest counts are also compared to the annual budget and the prior year's performance. Labor hours are tracked weekly by day and position. Actual hours are compared to budgeted levels to identify variance.



ITEM 2.  DESCRIPTION OF PROPERTIES

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

         The Rockville Restaurant, which opened in November 1995, is located in the Congressional Plaza along Rockville Pike (Highway 355), a main artery linking the Washington area's northwestern suburbs and the District of Columbia. The Rockville Restaurant has approximately 9,400 square feet and approximately 258 indoor dining seats, as well as bar seating, and 50 outdoor seats. In November 1994, the Company signed a 10-year lease for the property on which the Rockville Restaurant is located. The Company has the option to extend such lease for two additional five year periods. The lease provides for annual base rent of $300,000 for the first five years of the lease, and $315,000 for the remaining five years of the lease. The Company also pays real estate taxes, operating expenses and a percentage rent equal to 5% of annual gross sales in excess of $6,500,000. No percentage rents were paid for fiscal years 1996 or 1997. At the end of the lease term, the building and improvements will remain with the land.

         The DC Back Room, which opened in June 1997, is located in the District of Columbia, near the historic Willard Hotel and across from the National Press Club. The Company signed a 10-year building lease for this Back Room located at 1331 F Street, N.W., Washington, D.C. The lease became effective on August 1, 1996. The DC Back Room has approximately 3,100 square feet and seating for approximately 72 people. The lease provides for annual base rent of $62,000 for the first year of the lease, with the base rent to increase by two percent per year for the second, third, fourth and fifth years of the lease. Effective during the sixth year of the lease, the base rent will be increased by $7,750, and will increase by two percent annually over the remaining years of the term. The Company also pays a pro rata share of real estate taxes and operating expenses. At the end of the lease term, the improvements will remain with the building.

         The Chicago Back Room, which opened January 22, 1998, is located in the Gold Coast Area of Chicago, Illinois, adjacent to the Magnificent Mile and Oak Street shopping areas. This site is part of the multimillion dollar condominium and retail development which includes restoration of the historic Mayfair-Regent Hotel on Lakeshore Drive overlooking Lake Michigan. The Company signed a 10 year lease, effective May 27,1997, for 4,000 square feet at 192 East Walton Street. There is a total of 106 seats and accommodations for approximately 150 people. The lease provides for annual base rent of $140,000 for the first year of the lease, with the base rent to increase by two and a half percent per year for the remainder of the lease. At the end of the lease term, the improvements will remain with the building.



ITEM 3.  LEGAL PROCEEDINGS
         The Company is not a party to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                      EXECUTIVE OFFICERS OF THE COMPANY

         Name                               Age                                                  Office
         ----                               ---                                                  ------
Sheldon F. Jacobs                            53                                 Chairman of the Board and Chief
                                                                                Executive Officer

Ralph J. Guarino                             51                                 President, Chief Operating Officer
                                                                                And Chief Financial Officer


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


         1996                                                                      HIGH               LOW
         ----                                                                     ------             ----
         First Quarter.....................................................        $6.50             $3.02
         Second Quarter....................................................         9.50              3.88
         Third Quarter.....................................................         8.50              4.00
         Fourth Quarter....................................................         6.38              2.88

         1997
         ----
         First Quarter.....................................................        $3.38             $1.88
         Second Quarter....................................................         3.00              1.82
         Third Quarter.....................................................         2.13              1.13
         Fourth Quarter....................................................         1.94               .66


---------------
         All prices set forth above have been adjusted to reflect a three-for-one split of the Company's common stock effected as a stock dividend on January 18, 1996.

         As of March 16, 1998, there were approximately 51 shareholders of record of the Company's common stock, and approximately 1,350 other beneficial owners whose shares are held in street name at brokerage houses.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was organized in 1987 to develop Shelly's Original Woodroast Restaurants. The Company has operated a restaurant in St. Louis Park, Minnesota since 1989, and a restaurant in Rockville, Maryland since November 1995. As a result of the Company's recruitment of senior management staff, its focus on building the larger superstore restaurants has changed. The Company is in the process of attempting to sell the Restaurants in the context of changing its business strategy to focus exclusively on Back Room taverns rather than on full service restaurants. Therefore, the Company plans to pursue development of the Shelly's Back Room, The American Tavern concept, which is designed to capitalize on the popular cigar smoking trend in an upscale atmosphere featuring exceptional food and drink. This concept is not a departure from the main core of the Company's business, which is to provide customers with a quality food and beverage experience in a relaxed atmosphere. This shift of focus allows the Company to pursue other avenues to generate revenue, primarily because of the simpler structure to operate a Back Room and lower capital investment, which would allow franchising of this concept. The successful operation and future expansion of Shelly's Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Back Room concept and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchisee operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses of $3,182,294 and $1,702,566 for the fiscal years ended December 28, 1997 and December 29, 1996, respectively, and expects losses to continue for the near future.

     The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal years 1997 and 1996 were a 52-week year.


RESULTS OF OPERATIONS

         The following table sets forth, for fiscal years 1997 and 1996, the percentage relationship to net sales of selected items in the Company's consolidated statements of operations, and the percentage of increase or decrease in such items from the previous year. Please note: the following table sets forth the information relating to Units operation, a combination of the Restaurants and the DC Back Room.

         It is management's intention to provide such information on a per store basis as future stores are developed and reach a level of maturity where comparability is meaningful.

                                                             %                               %            %Change
                                          Fiscal Year     Relation-      Fiscal Year      Relation-         from
                                            Dollars         ship           Dollars          ship           Prior
                                              1997          1997             1996           1996            Year
                                          -------------   ---------      -------------    ---------      -----------
Net Sales                                 $  6,226,631       100.0       $  6,272,724        100.0             -0.7
                                          -------------   ---------      -------------    ---------      -----------
Costs and expenses:
 Food, beverage, supply & retail costs       2,063,806        33.1          2,103,563         33.5             -1.9
 Units operating expenses                    3,829,482        61.5          3,801,839         60.6              0.7
 Depreciation (units basis)                    408,118         6.6            382,417          6.1              6.7
 Pre-opening expenses                          165,593         2.7                  0          0.0             ----
 Impairment of restaurant assets               477,253         7.7                  0          0.0             ----
 G & A and development                       2,183,208        35.1          1,515,268         24.2             44.1
                                          -------------   ---------      -------------    ---------      -----------
   Total costs and expenses                  9,127,460       146.6          7,803,087        124.4             17.0
                                          -------------   ---------      -------------    ---------      -----------
   Loss from operations                     -2,900,829       -46.6         -1,530,363        -24.4             89.6
Other income (expense):
 Loss on disposal                             -181,560        -2.9            -41,094         -0.7            341.8
 Other income (expense)                        -99,905        -1.6           -131,109         -2.1            -23.8
                                          -------------   ---------      -------------    ---------      -----------
  Total other income (expense)                -281,465        -4.5           -172,203         -2.7             63.4
   Net loss                               $ -3,182,294       -51.1       $ -1,702,566        -27.2             86.9
                                          =============   =========      =============    =========      ===========


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     NET SALES

         Net sales decreased by $46,093 or 0.7% to $6,226,631 for fiscal year 1997 from $6,272,724 for fiscal year 1996. Sales at the St. Louis Park Restaurant decreased by approximately 1.1%, to $2,466,312. The St. Louis Park Restaurant continues to have guest counts at or near seating capacity on a daily basis. Over the years, the St. Louis Park Restaurant has become a favorite dining experience for many Twin City patrons. The product mix sold is very repetitive, with all menu items being good sellers. Due to seating limitations, sales at the St. Louis Park Restaurant are not anticipated to increase much, if at all, over its current level. Sales at the Rockville Restaurant decreased by approximately 14.2%, to $3,290,013. The Company believes that the menu items that are so well cherished in the Midwest may be too heavy for the tastes of the seacoast patrons. The Rockville Pike's offerings are vast in the available restaurants for the dining public to choose from and together with the menu selection, sales were less than projected. The Company is in the process of attempting to sell the Restaurants in order to focus exclusively on the expansion of the Back Room concept, and as such, will focus its attention on cost control to enhance salability of the Restaurants. The first stand-alone Shelly's Back Room opened on June 10, 1997 in Washington D.C. and sales for the first 7 months of operation were $470,306.

The following table sets forth average weekly gross revenue amounts by quarter and the percentage of increase over the previous quarter at the DC Back Room for fiscal year 1997.


             Average Weekly                   Second             Third         %               Forth         %
             Gross Revenues                   Quarter           Quarter    increase           Quarter    increase
                                               1997              1997                          1997
                                             ----------        ----------  ----------        ----------  ----------
              DC Back Room                    $13,713           $14,422      5.2%             $18,591      28.9%


     COSTS AND EXPENSES

         Total Units food, beverage, supply and retail costs were $2,063,806 (33.1% of net sales) for the fiscal year 1997 as compared to $2,103,563 (33.5% of net sales) for fiscal year 1996, which remain within the normal operating percentage of net sales, considering the DC Back Room was only in operation for 7 months. The Original Woodroast Cooking style requires longer than normal preparation time and has higher than regular restaurants' waste costs to create the uniquely flavored menus used in the Restaurants. This reduction in the percentage of change from the prior year of 1.9% indicates a stabilization in overall cost of goods sold. Total Units operating expenses were $3,829,482 (61.5% of net sales) for the fiscal year 1997 compared to $3,801,839 (60.6% of net sales) for fiscal year 1996. This is an increase of 0.7% in the percentage of change from the prior year. The Company is in the process of attempting to sell the Restaurants in order to focus exclusively on the expansion of the Back Room concept and, as such, will focus its attention on cost control to enhance salability of the Restaurants. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

         As a comparison, the total food, beverage, supply and retail costs for the DC Back Room were only $143,633 or 30.5% of Back Room sales for the 7 months of operation.

         The increase of 6.7% in depreciation expense is primarily attributable to the new DC Back Room.

         Pre-opening costs were $165,593 for fiscal year 1997. Of this total, $111,302 were the pre-opening costs for the DC Back Room. In addition, $54,291 of start-up costs associated with the new Chicago Back Room were expensed. It is the Company's policy to expense all pre-opening and start-up costs associated with new unit development that are not otherwise capitalized as property and equipment when incurred. See "Proposed New Accounting Standards."

         A loss on impairment of Restaurant related assets of $477,253 has been recognized for fiscal year 1997. This is in accordance with Statement of Financial Accounting Standards No. 121

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of" which the Company adopted in 1995. Since the Company is planning to sell the Restaurants in 1998, this recognition of impairment expense was necessary. The Company has made estimates to receive net proceeds of approximately $1.3 and $2.0 million for the St. Louis Park Restaurant and the Rockville Restaurant, respectively. The carrying value of the Restaurants was $3,777,253 at December 28, 1997. The Company believes that these actions are mandatory and that these are long-term commitments. In the event that only one of the Restaurants is sold in 1998, the Company will continue working on divesting the remaining Restaurant. However, no assurance can be given that either or both of these Restaurants will be sold by year end. The Company restates its focus: that the simpler structure of the Back Room, both in terms of operational management and in terms of capital investment, provides for growth through franchising of this concept.

         The G & A and development expenses relate to the Company's executive and administrative office located in Eden Prairie, Minnesota. Total G & A expenses were $2,183,208 (35.1% of net sales) for the fiscal year 1997 as compared to $1,515,268 (24.2% of net sales) for fiscal year 1996. This is an increase of approximately 44.1% or $667,928. With the change in focus of the Company towards the Back Room concept, the Company is back in the position as a "start-up company" again. As with any "start-up company", the Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and the development costs associated with site location and franchising. The Company is re-evaluating its G & A and development expense line items to reduce corporate overhead expenses for the 1998 fiscal year. Certain events must happen for these reductions to occur. However, no assurance can be given that any or all the reductions achieved will produce an acceptable expense percentage of net sales, or at all. Until more Back Rooms are in operation, the G & A and development expenses will continue to provide the greatest impact on the net operating profit or loss of the Company for the foreseeable future. The Company is updating its Five Year Financial Business Plan (the "Plan") to provide documentation for future expansion possibilities of the Back Room concept.


     OTHER INCOME (EXPENSE)

         The Company's other income and expense consist of interest income, interest expense, other related income and expense and the loss on disposal of property and equipment. The excess of expenses over incomes was $281,465 (4.5% of net sales) for the fiscal year 1997 compared to $172,203 (2.7% of net sales) for the fiscal year 1996. This is an increase of $109,262 or 63.4%. The increase is attributable primarily to the loss on disposal of property and equipment. In 1994, the Company entered into a purchase agreement for an additional 25 of the patented Woodroast Cooking Ovens (the "Ovens"), at a total cost of approximately $250,000. Due to the time required for construction of the Ovens and discounts offered by the manufacturer, 25 Ovens were approved for construction. Under the 1994 business plan, the Company would have required approximately 4 Ovens for each Shelly's Woodroast location. With the Company's decision to pursue the Back Room concept, which requires no Ovens, it became necessary to account for the loss in value of these Ovens. The Company paid the balance due of approximately $187,000 and took delivery of the remaining 20 Ovens in early 1997. The Restaurants' present Ovens are in good working order and should not require replacement. However, the Company will continue to have the expenses of insuring, storing and transporting the remaining Ovens until such time that both Restaurants are sold. The Company anticipates to receive only scrap value for the remaining Ovens.

         An employment agreement has been signed, with an effective date of January 1, 1998, for the Chairman of the Board and Chief Executive Officer. Therefore, the Company has employment agreements with both of its officers. The new agreement for the Chairman has a three year term. The existing agreement for the President and Chief Operating Officer has less than four years remaining, plus each provides for one year's severance pay. The agreements include benefits, other compensation and executive perquisites in addition to non-compete provisions. Additionally, the Company, based on its Plan, will in future months be seeking other senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company will benefit directly due to the expertise of these senior staff additions.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $1,685,767 at December 28, 1997, compared to working capital of $2,996,568 at December 29, 1996. Cash and cash equivalents were $67,420 at December 28, 1997, representing a decrease of $3,605,173 from the cash, cash equivalents and securities available-for-sale of $3,672,413 at December 29, 1996.

          During the past three fiscal years, the Company's capital requirements have been met principally through the public and private sale of debt and equity securities. In June 1994, the Company completed an Initial Public Offering of 750,000 units consisting of 750,000 shares of Common Stock, and 750,000 Redeemable Class A Warrants at an offering price of $5.50 per unit and received net proceeds of approximately $3,360,000 after approximately $765,000 in offering costs and underwriting discounts. Such net proceeds had been fully utilized by December 31, 1995 for development and opening of the Rockville Restaurant and for the reduction of debt and trade payables.

         In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the "Notes") (including $700,000 to Company stockholders) and warrants (the "Warrants") to purchase an aggregate of 200,016 shares of Common Stock. The private placement of Units resulted in net proceeds of approximately $940,000 which were used to fund construction expenses and other costs related to the opening of the Rockville Restaurant. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. The Warrants have an exercise price of $.0033 per share, of which 170,008 were exercised in 1996. The remaining Warrants are exercisable through May 31, 2000. On the date of issuance, the Warrants had a total value of $299,333 based on the then market price of the Company's common stock. The discount created by the issuance costs and the Warrants is being amortized over the life of the Notes using the interest method. Holders of Warrants or Warrant shares have certain piggyback registration rights through May 31, 2002. The Notes bear interest of 15%, payable monthly. The approximate effective annual interest rate, after considering the value of the Warrants, is approximately 20%. The Notes require repayment of principal over an eight-year period beginning in August 1998. Current maturities of the Notes are $27,916 in fiscal year 1998, $74,518 in fiscal year 1999, $86,497 in fiscal year 2000, $100,401 in fiscal year 2001, $116,541 in fiscal year 2002 and $594,127 thereafter.

         In March 1996, the Company sold 625,000 shares of its Common Stock in a private placement at a purchase price of $2.25 per share, and received and used the net proceeds of approximately $1,315,000. Holders of such shares have certain piggyback registration rights.

         In September 1997, the Company entered into a promissory note which has an outstanding balance of $24,005 at December 28, 1997. The note requires monthly installments of $1,250 including interest at 15.47%. The note is secured by equipment and is due November 1999. Current maturities are $12,126 for fiscal year 1998 and $11,879 for fiscal year 1999.

         In December 1997, the Company entered into a promissory note with the majority stockholder. The note was unsecured and bears interest at prime plus 2% annually. The note balance was $250,000 at December 28, 1997. The note has been fully repaid by February 1998.

         During January 1998, the Company entered into a promissory note with the majority stockholder for $150,000. The note was unsecured and bears interest at prime plus 2% annually. The note has been fully repaid by February 1998.

         During February 1998, the Company completed a private placement of 117,500 shares of Class A 8% convertible preferred stock with a stated value of $10.00 per share. The preferred stock is convertible into shares of the Company's $.005 par value common stock based on dividing the aggregated stated value of the preferred stock and accrued dividends by the lesser of $1.125 or 80% of the average closing bid price for the common stock five days prior to the conversion. The Company received net proceeds of approximately $996,000. In addition, the Company issued a warrant to the placement agent to purchase 175,000 shares of the Company's common stock at $1.125 per share in connection with the offering. The warrant is exercisable for four years. Such net proceeds will be fully utilized by March 1998.

         During March 1998, the Company entered into a promissory note with the majority stockholder for $300,000. The note is unsecured and bears interest at eight percent (8%) annually.

         The Company will require additional financing to implement its expansion plans. The Company believes that a successful sale of one if not both of the Restaurants will be able to be completed during the year. The Company is pursuing additional financing through one or more additional offerings of equity securities or debt financing in order to finance operations and develop and open additional Back Rooms. There is no assurance that the sale of one or both Restaurants and additional financing will be available, or if available, will be on terms acceptable to the Company or its shareholders.

PROPOSED NEW ACCOUNTING STANDARDS

         In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued an exposure draft entitled "Reporting on the Costs of Start-Up Activities." The proposed accounting standard contained in this draft would require entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. If adopted by the AICPA, this new accounting standard would be effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. The comment period for the exposure draft ended in July 1997, and the AICPA is expected to issue a final pronouncement on this standard during the first quarter of 1998. The Company's current policy is to expense pre-opening costs as incurred and, therefore, the proposed accounting standard would not impact the Company.

FORWARD-LOOKING DISCLOSURE

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as other written materials or oral statements that the Company may make or publish from time to time, contain forward-looking statements relating to such matters as plans for future expansion, other business development activities, anticipated financial performance, business prospects and similar matters. Such forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the operation and development of a new and expanding business, dependence on current management and need for additional management personnel, and the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-KSB.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements of the Company are included herein following the SIGNATURES page, beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required under Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 28, 1997. With respect to information regarding executive officers of the Company, see page 9 of this report.


ITEM 10. EXECUTIVE COMPENSATION

         Information required under Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 28, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 28, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 28, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on the page following the Consolidated Financial Statements.

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.

                                                WOODROAST SYSTEMS, INC.


                                                By  /s/ Sheldon F. Jacob
                                                -----------------------------
                                                Sheldon F. Jacobs
                                                Chairman of the Board and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 26, 1998 by the following persons on behalf of the Registrant, in the capacities indicated.

         Each person whose signature appears below constitutes and appoints Sheldon F. Jacobs and Richard A. Orenstein as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature                                                 Title
---------                                                 -----

 /s/ Sheldon F. Jacobs                      Chairman of the Board and
---------------------------                 Chief Executive Officer
Sheldon F. Jacobs                           (Principal Executive Officer)



 /s/ Ralph J. Guarino                       President, Chief Operating Officer
---------------------------                 and Chief Financial Officer
Ralph J. Guarino                            (Principal Financial and
                                            Accounting Officer)

/s/ Richard A. Orenstein                    Director
---------------------------
Richard A. Orenstein


---------------------------
Merle J. Shapiro                            Director

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS





                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Woodroast Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Woodroast Systems, Inc. and Subsidiary as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woodroast Systems, Inc. and Subsidiary as of December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
February 19, 1998

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 28,             DECEMBER 29,
                                                                                                 1997                    1996
                                                                                             ------------             ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $     67,240            $  1,673,663
  Securities available-for-sale                                                                           0               1,998,750
  Inventories                                                                                       244,920                 181,971
  Prepaid expenses and other current assets                                                         112,167                  89,183
                                                                                               ------------            ------------
     Total current assets                                                                           424,327               3,943,567
                                                                                               ------------            ------------

PROPERTY AND EQUIPMENT, NET                                                                       6,044,911               4,537,418
                                                                                               ------------            ------------

OTHER ASSETS:
  Deposits                                                                                           80,609                 138,884
  Patent and trademarks, net                                                                         40,677                   9,834
                                                                                               ------------            ------------
     Total other assets                                                                             121,286                 148,718
                                                                                               ------------            ------------

                                                                                               $  6,590,524            $  8,629,703
                                                                                               ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable - stockholder                                                                   $    250,000            $          0
  Current portion of senior secured promissory notes                                                 27,916                       0
  Current portion of long-term debt                                                                  12,126                       0
  Current portion of capital lease obligations                                                       64,215                  77,936
  Accounts payable                                                                                  892,922                 640,752
  Accounts payable - construction                                                                   632,013                       0
  Accrued expenses                                                                                  230,902                 228,311
                                                                                               ------------            ------------
     Total current liabilities                                                                    2,110,094                 946,999

SENIOR SECURED PROMISSORY NOTES, NET OF CURRENT PORTION                                             972,084               1,000,000
LESS: UNAMORTIZED DISCOUNT ON SENIOR SECURED PROMISSORY NOTES                                      (252,114)               (299,514)
LONG-TERM DEBT, NET OF CURRENT PORTION                                                               11,879                       0
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                    35,358                 107,813
                                                                                               ------------            ------------
     Total liabilities                                                                            2,877,301               1,755,298
                                                                                               ------------            ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares authorized,
   4,242,397 shares issued and outstanding                                                           21,212                  21,212
  Additional paid-in capital                                                                     10,033,229              10,033,229
  Unrealized loss on securities available-for-sale                                                        0                 (16,250)
  Unearned compensation                                                                              (4,861)                 (9,723)
  Accumulated deficit                                                                            (6,336,357)             (3,154,063)
                                                                                               ------------            ------------
     Total stockholders' equity                                                                   3,713,223               6,874,405
                                                                                               ------------            ------------

                                                                                               $  6,590,524            $  8,629,703
                                                                                               ============            ============

          See accompanying notes to consolidated financial statements.

                      WOODROAST SYSTEM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               FISCAL YEARS ENDED
                                                                                    ------------------------------------------
                                                                                        DECEMBER 28,          DECEMBER 29,
                                                                                            1997                  1996
                                                                                    --------------------  --------------------
NET SALES                                                                                $ 6,226,631        $ 6,272,724
                                                                                         -----------        -----------
COSTS AND EXPENSES:
  Food, beverage, supply and retail costs                                                  2,063,806          2,103,563
  Units operating expenses                                                                 3,829,482          3,801,839
  Depreciation and amortization                                                              550,545            425,660
  Pre-opening expenses                                                                       165,593                  0
  Loss on impairment of restaurant related assets                                            477,253                  0
  General, administrative and development                                                  2,040,781          1,472,025
                                                                                         -----------        -----------
     Total costs and expenses                                                              9,127,460          7,803,087
                                                                                         -----------        -----------
LOSS FROM OPERATIONS                                                                      (2,900,829)        (1,530,363)
                                                                                         -----------        -----------
OTHER INCOME (EXPENSE):
  Interest income                                                                             75,587             59,745
  Interest expense                                                                          (211,542)          (241,337)
  Loss on disposal of property and equipment                                                (181,560)           (41,094)
  Other income                                                                                36,050             50,483
                                                                                         -----------        -----------
     Total other income (expense)                                                           (281,465)          (172,203)

LOSS BEFORE INCOME TAXES                                                                  (3,182,294)        (1,702,566)
                                                                                         -----------        -----------

PROVISION FOR INCOME TAXES                                                                         0                  0
                                                                                         -----------        -----------

NET LOSS                                                                                 $(3,182,294)       $(1,702,566)
                                                                                         ===========        ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                              $     (0.75)       $     (0.55)
                                                                                         ===========        ===========

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE                       4,242,397          3,105,043
                                                                                         ===========        ===========


          See accompanying notes to consolidated financial statements.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Unrealized loss
                                     Common Stock                Additional  on securities
                                  ----------------------------   Paid-in     available-    Unearned     Accumulated
                                         Shares      Amount      Capital      for-sale    Compensation     Deficit          Total
                                  -------------  -------------  ----------- ------------- ------------  -------------  -----------
BALANCE - DECEMBER 31, 1995             2,249,967   $ 11,250   $  3,962,406    $      0    $      0    $ (1,451,497)   $  2,522,159

  Private placement of common
   stock at $2.25 per share, net of
   issuance costs                         625,000      3,125      1,312,253          --          --              --       1,315,378

  Exercise of redeemable Class A
   warrants of $4.00 per share, net
   of issuance costs                    1,155,152      5,776      4,567,151          --          --              --       4,572,927

  Redemption of unexercised
   Class A warrants                            --         --           (214)         --          --              --            (214)

  Issuance of warrants for
   services provided                           --         --         48,405          --          --              --          48,405

  Exercise of warrants                    202,278      1,011        120,568          --          --              --         121,579

  Exercise of options                      10,000         50          8,075          --          --              --           8,125

  Unearned compensation from
   grant of options                            --         --         14,585          --     (14,585)             --               0

  Stock option compensation earned             --         --             --          --       4,862              --           4,862

  Change in unrealized loss on                 --         --             --     (16,250)         --              --         (16,250)
   securities available-for sale

  Net loss                                     --         --             --          --          --      (1,702,566)     (1,702,566)
                                     ------------   --------   ------------    --------    --------    ------------    ------------

BALANCE - DECEMBER 29, 1996             4,242,397     21,212     10,033,229     (16,250)     (9,723)     (3,154,063)      6,874,405

  Change in unrealized loss on
   securities available-for sale               --         --             --      16,250          --              --          16,250

  Stock option compensation earned             --         --             --          --       4,862              --           4,862

  Net loss                                     --         --             --          --          --      (3,182,294)     (3,182,294)
                                     ------------   --------   ------------    --------    --------    ------------    ------------

BALANCE - DECEMBER 28, 1997             4,242,397   $ 21,212   $ 10,033,229    $      0    $ (4,861)   $ (6,336,357)   $  3,713,223
                                     ============   ========   ============    ========    ========    ============    ============


         See accompanying notes to consolidated financial statements.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FISCAL YEARS ENDED
                                                                 -------------------------------------------
                                                                          DECEMBER 28,    DECEMBER 29,
                                                                             1997             1996
                                                                  ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(3,182,294)   $(1,702,566)
  Adjustments to reconcile net loss to
  cash flows from operating activities:
    Depreciation and amortization                                              550,545        425,660
    Loss on impairment of restaurant related assets                            477,253              0
    Loss on disposal of property and equipment                                 181,560         41,094
    Amortization of long-term debt discount                                     47,400         47,400
    Stock option compensation earned                                             4,862              0
    Changes in operating assets and liabilities:
     Inventories                                                               (62,949)       (56,585)
     Prepaid expenses and other current assets                                 (22,984)        11,489
     Accounts payable                                                          252,170       (236,686)
     Accounts payable - construction                                           632,013              0
     Accrued expenses                                                            2,591         54,101
                                                                           -----------    -----------
      Cash flows from operating activities                                  (1,119,833)    (1,416,093)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available-for-sale                       2,015,000         12,634
  Proceeds from disposal of property and equipment                               3,500              0
  Purchases of securities available-for-sale                                         0     (2,015,000)
  Purchases of property and equipment                                       (2,713,399)      (486,593)
  Purchases of patents and trademarks                                          (32,496)          (714)
  Deposits used (advanced)                                                      58,275        (87,799)
                                                                           -----------    -----------
      Cash flows from investing activities                                    (669,120)    (2,577,472)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) note payable - stockholder                       250,000       (300,000)
  Proceeds from long-term debt                                                  26,756              0
  Proceeds from private placement of common stock, net of issuance costs             0      1,315,378
  Proceeds from exercise of Class A warrants, net of issuance costs                  0      4,572,713
  Proceeds from exercise of warrants                                                 0        121,579
  Proceeds from exercise of options                                                  0          8,125
  Payments on long-term debt                                                    (2,751)             0
  Payments on capital leases obligations                                       (91,475)       (78,410)
                                                                           -----------    -----------
      Cash flows from financing activities                                     182,530      5,639,385
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,606,423)     1,645,820

CASH AND CASH EQUIVALENTS, BEGINNING                                         1,673,663         27,843
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING                                          $    67,240    $ 1,673,663
                                                                           ===========    ===========


          See accompanying notes to consolidated financial statements.

                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


(1)    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Woodroast Systems, Inc. (the Company) currently owns and operates two Shelly's Woodroast restaurants and one Shelly's Back Room (the Back
Room). The first restaurant (the St. Louis Park unit) is in St. Louis Park, Minnesota, a suburb of Minneapolis, and opened in 1989. The second restaurant (the Rockville unit) is in Rockville, Maryland, a suburb of Washington, D.C., and opened in November 1995. The Back Room unit is located in Washington D.C., and opened in June 1997. The Company currently has a Back Room unit under development in Chicago that opened on January 22, 1998. In addition, the Company franchises their Shelly's Back Room concept, but has not yet sold a franchised Back Room.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, that contemplates the realization of assets and satisfaction of liabilities in the normal course of a business. The Company has incurred significant operating losses since completing its initial public offering. At December 28, 1997, the Company had negative working capital of approximately $1.7 million. Management's plans to raise additional capital include a private placement of convertible preferred stock (which was completed in February 1998, see Note 13), the possible sale of one or both of their restaurants (see Note 4) and obtaining a line of credit from a private investor ranging from $1.0 million to $2.0 million. In addition, subsequent to December 28, 1997, the Company's majority stockholder loaned the Company $450,000 pursuant to two separate notes (see Note 5). There is no assurance that the possible sale of one or both of the restaurants or obtaining a line of credit from a private investor will be completed or that terms will be acceptable to the Company or its stockholders. The Company plans to use the proceeds from these potential transactions to reduce their liabilities, fund operating losses and for the possible development of additional Back Rooms.

FISCAL YEAR - The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal years 1997 and 1996 were 52 week years.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Woodroast Systems, Inc. and its wholly owned subsidiary Shelly's Woodroast Two, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash. The balances maintained at financial institutions at times, may exceed federally insured limits.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

PRE-OPENING COSTS - It is the Company's policy to expense when incurred all start-up and pre-opening costs associated with new unit development that are not otherwise capitalizable as property and equipment.

                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Furniture, fixtures and equipment are depreciated using the straight-line method over three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term including option periods. Maintenance, repairs and minor renewals are expensed when incurred.

PATENT AND TRADEMARKS - Patent and trademarks are recorded at cost and are being amortized using the straight-line method over seven to twenty years. Costs associated with the maintenance and defense of the patent and trademarks are expensed when incurred. Accumulated amortization was $10,110 and $8,457 at December 28, 1997 and December 29, 1996.

NET LOSS PER COMMON SHARE - During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128) for all periods shown. Statement 128 requires disclosures of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net loss by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. In addition, the Company has implemented recent guidance from the Securities and Exchange Commission issued in February 1998 regarding the implementation of Statement 128. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent periods.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt and capital lease obligations approximates the current rates at which the Company could borrow funds with similar remaining maturities.

RECLASSIFICATIONS - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


(2)    SECURITIES AVAILABLE-FOR-SALE

The Company classifies all investments which are not cash equivalents as securities available-for-sale with all gross unrealized gains or losses included as a separate component of stockholders' equity. There were unrealized losses of $0 and $16,250 at December 28, 1997 and December 29, 1996.

Securities available-for-sale at December 29, 1996 consisted of United States Government debt securities, were reported at fair value and were due within one year of the financial statement date. The market value of the portfolio was $1,998,750 at December 29, 1996.

(3)    INVENTORIES

Inventories consisted of the following at:


                                                                   December 28,       December 29,
                                                                       1997               1996
                                                              -------------------- --------------------
Food                                                          $            45,675  $            37,443
Beverage                                                                   54,611               37,032
Retail goods                                                              144,634              107,496
                                                              ===================  ===================
                                                              $           244,920  $           181,971
                                                              ===================  ===================

(4)    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                                   December 28,       December 29,
                                                                       1997               1996
                                                              -------------------- --------------------
Leasehold improvements                                        $         4,640,487  $         3,805,261
Restaurant equipment                                                    1,159,403              907,636
Restaurant furniture and fixtures                                         666,668              550,986
Office equipment and furniture                                            470,665              370,036
Less: accumulated deprecation and amortization                          1,708,881            1,160,706
Less: impairment of restaurant related assets                             477,253                    0
                                                              -------------------  -------------------
                                                                        4,751,089            4,473,213
Construction in progress                                                1,293,822               64,205
                                                              ===================  ===================
                                                              $         6,044,911  $         4,537,418
                                                              ===================  ===================

The Company is planning to sell its two restaurants in 1998. The Company expects to receive net proceeds of approximately $3.3 million from the sale of these restaurants. The carrying value of these restaurants was $3,777,253 at December 28, 1997. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company previously adopted, an impairment of $477,253 was recorded in 1997.

                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


(5)    NOTE PAYABLE - STOCKHOLDER

At December 28, 1997, the Company had a $250,000 note payable to the majority stockholder which was unsecured and accrued interest at prime plus 2%. On January 27, 1998, the Company's majority stockholder loaned the Company an additional $150,000 which was unsecured and accural interest at prime plus 2%. On February 19, 1998, both notes were repaid in full. On March 24, 1998, the majority stockholder loaned $300,000 to the Company which is unsecured and accrues interest at 8%

(6)    SENIOR SECURED PROMISSORY NOTES AND LONG-TERM DEBT

SENIOR SECURED PROMISSORY NOTES - In November 1995, the Company completed a private placement of $1,000,000 in principal amount of Secured Promissory Notes (the Notes) (including $700,000 to Company stockholders) and received net proceeds of $943,252. The Notes are secured by substantially all Company assets and bear interest at 15%, payable monthly. In addition, the holders of the Notes received warrants to purchase an aggregate of 200,016 shares of the Company's common stock at $.0033 per share, of which 170,008 were exercised in 1996. The remaining warrants are exercisable through May 31, 2000. On the date of issuance, the warrants had a total value of $299,333 based on the then market price of the Company's common stock. The discount created by the issuance costs and warrants is being amortized over the life of the Notes using the interest method. The approximate effective annual interest rate of the Notes is 20%. The Notes require repayment of principal over an eight-year period beginning August 1998. Current maturities of the Notes are $27,916 in fiscal year 1998, $74,518 in fiscal year 1999, $86,497 in fiscal year 2000, $100,401 in fiscal year 2001, $116,541 in fiscal year 2002 and $594,127 thereafter.

LONG-TERM DEBT - The Company entered into a promissory note during 1997, which has an outstanding balance of $24,005 at December 28, 1997. The note requires monthly installments of $1,250 including interest at 15.47%. The note is secured by equipment and is due November 1999. Current maturities are $12,126 for fiscal year 1998 and $11,879 for fiscal year 1999.

(7)    CAPITAL LEASE OBLIGATIONS

The Company leases certain items under agreements that expire through 2000. Interest is provided for at annual rates ranging from approximately 9% to 24%. These obligations are secured by the items under lease. Total cost and accumulated amortization of the leased equipment was $256,766 and $96,649 at December 28, 1997 and $251,467 and $57,795 at December 29, 1996.

                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


Future minimum lease payments required under the capital leases together with the present value of the future minimum lease payments are as follows for the fiscal years ending:


        1998                                                                   $              75,340
        1999                                                                                  29,455
        2000                                                                                   9,970
                                                                               ---------------------
        Total                                                                                114,765
        Less: amounts representing interest                                                   15,192
                                                                               ---------------------
        Present value of future minimum lease payments                                        99,573
        Less: current portion                                                                 64,215
                                                                               =====================
        Capital leases obligations, net of current portion                     $              35,358
                                                                               =====================


(8)    STOCKHOLDERS' EQUITY

STOCK SPLITS - In January 1996, the Company declared a 3-for-1 stock split. The stock split has been retroactively reflected in the accompanying consolidated financial statements.


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

STOCK OPTION PLAN - The Company has a Stock Option Plan (the Plan), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At December 28, 1997, 365,000 options had been granted at exercise prices of $0.81 to $5.50 per share, none of which had been exercised. The weighted average contractual life of these options is 7.3 years.

                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


DIRECTORS' STOCK OPTIONS - At December 29, 1996, 70,001 options were outstanding to one of the Company's directors. During 1997 an additional 5,000 options were granted. All of the options expired in 1997.

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


                                                                   1997                 1996
                                                              -----------------    ----------------
Net loss:
  As reported                                                 $   3,182,294        $  1,702,566
  Pro forma                                                   $   3,467,428        $  2,094,371
Loss per share:
  Basic and Diluted EPS as reported                           $        (.75)       $       (.55)
  Basic and Diluted EPS pro forma                             $        (.82)       $       (.67)


Information regarding the Company's stock options is summarized below:


                                                                   1997                                      1996
                                                 ----------------------------------------- -----------------------------------------
                                                                        Weighted                                    Weighted
                                                      Shares             Average                Shares               Average
                                                                       Exercise Price                            Exercise Price
                                                 ------------------ ---------------------- ------------------ ----------------------
Options outstanding, beginning of year                     487,001  $                4.69             54,002  $                 .81
  Granted                                                    8,000                   2.73            473,500                   4.87
  Canceled or expired                                      130,001                   4.36             30,501                   1.57
  Exercised                                                      0                    .00             10,000                    .81
                                                 -----------------                         -----------------
Options outstanding, end of year                           365,000  $                4.79            487,001  $                4.69
                                                 =================  =====================  =================  =====================
Options exercisable, end of year                            75,331  $                4.68             71,333  $                3.71
                                                 =================  =====================  =================  =====================
Weighted average fair value of
  options granted during the year                                   $                2.16                     $                4.21
                                                                    =====================                     =====================

                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


In determining the compensation cost of the options granted during 1997 and 1996, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:


                                                                     1997                 1996
                                                              -------------------- --------------------
        Risk free interest rate                                           7%                   7%
        Expected life of options granted                            10 years             10 years
        Expected volatility                                            75.2%                85.3%
        Expected dividend yield                                           0%                   0%


(9)     INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax reporting purposes. At December 28, 1997, the Company had net operating loss carryforwards of approximately $5,315,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                                                December 28,      December 29,
                                                                    1997               1996
                                                               --------------   --------------
        Net operating loss carryforward                        $    2,555,000   $    1,268,000
        Less: valuation allowance                                   2,555,000        1,268,000
                                                               ==============   ==============
          Net deferred tax asset                               $            0   $            0
                                                               ==============   ==============


(10)  SUPPLEMENTAL CASH FLOWS INFORMATION


                                                                   December 28,    December 29,
                                                                      1997            1996
Cash paid for interest                                         $      165,402   $      195,540
                                                               ==============   ==============
Non cash investing and financing activities:
  Equipment purchased under capital lease                      $                $
    obligations                                                         5,299           90,000
                                                               ==============   ==============
  Issuance of private warrants for construction
    services provided                                          $            0   $       48,405
                                                               ==============   ==============
  Unearned compensation from grant of options                  $            0   $       14,585
                                                               ==============   ==============
  Change in unrealized loss on available-for-sale
    securities                                                 $       16,250   $      (16,250)
                                                               ==============   ==============

                    WOODROAST SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996


(11)     RETIREMENT SAVINGS PLAN

In January 1997, the Company implemented a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company did not make a contribution to the plan in 1997.

(12)     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and Back Rooms and corporate office space with lease terms ranging from five to fifteen years including lease options. One of the leases requires a percentage rent of 5% of annual gross sales for the restaurant in excess of $6,500,000, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. In addition to the leases described above, the Company leases various equipment on operating leases that expire through 2000.

Total rent expense for the years ended December 28, 1997 and December 29, 1996, including common area costs and real estate taxes, was $747,436 and $462,245. The Company was not required to pay percentage rent for years ended December 31, 1997 and 1996.

Future minimum rental payments (excluding percentage rents) for the operating leases described above are as follows for the years ending December 28:

                  1998                  $  676,677
                  1999                     664,209
                  2000                     655,901
                  2001                     667,229
                  2002                     633,612
                  Thereafter             2,021,027
                                        ==========
                    Total               $5,318,655
                                        ==========

EMPLOYMENT AGREEMENTS - The Company has employment agreements with two of its officers. The agreements require minimum annual compensation of $175,000 and $225,000, have terms of three and five years and require one year's severance pay. The agreements include benefits, other compensation and executive perquisites in addition to non-compete provisions.

                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   DECEMBER 28, 1997 AND DECEMBER 29, 1996



(13)     SUBSEQUENT EVENTS

During February 1998, the Company completed a private placement of 117,500 shares of Class A 8% convertible preferred stock with a stated value of $10.00 per share (the preferred stock) and received net proceeds of $996,000. The preferred stock is convertible into shares of the Company's $.005 par value common stock based on dividing the aggregate stated value of the preferred stock and accrued dividends by the lesser of $1.125 or 80% (the conversion rate) of the average closing bid price for common stock five days prior to the conversion. In addition, the conversion rate is subject to reduction to 70% upon the passage of specified time periods and the nonoccurrence of certain events as defined in the private placement. The preferred stock is convertible from February 1998 to February 2001.

Based on recent guidance by the Securities and Exchange Commission, the Company will be required to recognize a non-cash charge for approximately $1.1 million in the first quarter of 1998. The non-cash charge will result in no net effect on stockholders' equity since the charge, reflecting the approximate discount to market calculated at the date of the preferred stock was issued, is offset by a corresponding increase in additional paid-in capital. The preferred stock not converted by February 2001 is automatically converted into shares of the Company's $.005 par value common stock. The Company may redeem the preferred stock in whole upon 20 days notice at a price of 120% of the total stated value of the preferred stock plus any accrued dividends. Additionally, the Company issued a warrant to the agent to purchase 175,000 shares of the Company's common stock at $1.125 per share in connection with the offering. The warrant is exercisable for four years.

                                EXHIBIT INDEX

    EXHIBIT
      NO.        DESCRIPTION                                                            PAGE NO.
  -----------    -----------                                                            --------
      3.1        Amended and Restated Articles of Incorporation of Woodroast
                 Systems, Inc., as amended May 24, 1995, incorporated by
                 reference from Exhibit 3.1 to the Company's Registration
                 Statement on Form S-3 (File No. 333-48257) filed with the
                 Securities and Exchange Commission on March 19, 1998 (the "1998
                 S-3")
      3.2        Amended and Restated Bylaws of Woodroast Systems, Inc.,
                 incorporated by reference from Exhibit 3.2 to the Company's
                 Registration Statement on Form SB-2 (File No. 33-75152C) filed with the Securities and Exchange Commission on February 27,
                 1994 (the "1994 SB-2")
        4        Form of Warrant Agreement by and between the Company and
                 Norwest Bank Minnesota, N.A., incorporated by reference from
                 Exhibit 4 to the 1994 SB-2
     10.1        Employment Agreement between the Company and Ralph J. Guarino dated as of September 5, 1996, incorporated by reference from
                 Exhibit 10.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 1995 filed with the Securities and
                 Exchange Commission on March 31, 1996 (the "1995 10-KSB")
     10.2        Employment Agreement between the Company and Alex Gionta dated as of November 18, 1996, incorporated by reference from Exhibit
                 10.3 to the Company's annual report on Form 10-KSB for the fiscal year ended December 29, 1996 filed with the Securities and Exchange Commission on March 31, 1997 (the "1996 10-KSB")
     10.3        Lease Agreement by and between Northstar Pizza Properties,  Inc. and
                 Shelly's Two dated January 19, 1989,  incorporated  by reference from
                 Exhibit 10.3 to the 1994 SB-2
     10.4        Agreement of Lease by and between 1331 F Street, Inc. and the
                 Company dated July 22, 1996, incorporated by reference from
                 Exhibit 10.5 to the 1996 10-KSB
     10.5        Company's  1994 Stock Plan,  incorporated  by reference  from
                 Exhibit 10.4  to the 1994 SB-2
     10.6        Amendment dated May 29, 1996 to the Company's 1994 Stock Plan, incorporated by reference from Exhibit 10.7 to the 1996 10-KSB
     10.7        Form of Non-qualified Stock Option Agreement, incorporated by reference from Exhibit 10.6 to the 1994 SB-2


    EXHIBIT
      NO.        DESCRIPTION                                                            PAGE NO.
  -----------    -----------                                                            --------
       10.8      Form of Restructured Stock Option Agreement, incorporated by reference from Exhibit 10.7 to the 1994 SB-2
       10.9      Registration Rights Agreement by and among the Company, Sheldon
                 F. Jacobs, John B. Goodman and Daniel T. Lindsay, incorporated by reference from Exhibit 10.12 to the 1994 SB-2
      10.10      Form of Escrow Agreement by and among the Company, National
                 City Bank of Minneapolis and Sheldon F. Jacobs, incorporated by reference from Exhibit 10.13 to the 1994 SB-2
      10.11      Second Amendment to and Restatement of Agreement, by and among the Company, Sheldon F. Jacobs, John B. Goodman and Daniel T.
                 Lindsay dated January 27, 1994, incorporated by reference from
                 Exhibit 10.14 to the 1994 SB-2
      10.12      Shareholders Agreement by and among the Company, Sheldon F.
                 Jacobs, John B. Goodman and Daniel T. Lindsay dated January 27,
                 1994, incorporated by reference from Exhibit 10.15 to the 1994
                 SB-2
      10.13      Shareholder Agreement by and between Shelly's Two and Sheldon
                 F. Jacobs dated January 27, 1994, incorporated by reference from Exhibit 10.16 to the 1994 SB-2
      10.14      Escrow Agreement by and among First Trust National Association,
                 Sheldon F. Jacobs, John B. Goodman, Daniel T. Lindsay, Shelly's Two,
                 Woodroast Acquisition Corp. and the Company  dated as of
                 January 27, 1994, incorporated  by reference from Exhibit 10.17 to the 1994 SB-2
      10.15      Agreement and Plan of Merger by and among Shelly's Two, the Company,
                 Woodroast Acquisition Corp. and Sheldon F. Jacobs dated May 4, 1994, incorporated by reference from Exhibit 10.18 to the 1994 SB-2
      10.16      Lease by and between Congressional Plaza Associates, Federal
                 Realty, Investment Trust and Woodroast Systems, Inc.,
                 incorporated by reference from Exhibit 10.17 to the 1995 10-KSB
      10.17      Form of Promissory Note dated November 7, 1995, incorporated by reference from Exhibit 10.18 to the 1995 10-KSB
      10.18      Employment Agreement between Woodroast Systems, Inc. and
                 Sheldon F. Jacobs dated as of January 1, 1998, incorporated by reference from Exhibit 10.19 to the 1998 S-3


    EXHIBIT
      NO.        DESCRIPTION                                                                    PAGE NO.
  -----------    -----------                                                                    --------
    10.19        Promissory Note of Woodroast Systems, Inc. to Sheldon F. Jacobs dated
                 December 1997, incorporated by reference from Exhibit 10.20 to the 1998
                 S-3
    10.20        Promissory Note of Woodroast Systems, Inc. to Sheldon F. Jacobs dated
                 January 27, 1997, incorporated by reference from Exhibit 10.21 to the
                 1998 S-3
    10.21        Promissory Note of Woodroast  Systems,  Inc. to Sheldon F. Jacobs dated
                 March 24, 1998...........................................................
     21.1        Subsidiary of Woodroast  Systems, Inc. Incorporated by reference from
                 Exhibit 10.18 to the 1995 10-KSB
     23.1        Consent of Lund Koehler Cox & Company, PLLP..............................
       24        Power of Attorney (set forth on the signature page)
       27        Financial Data Schedule for fiscal year ended December 28, 1997..........
