Form 10QSB
period 1998-03-29
WOODROAST SYSTEMS INC
filed 1998-05-13
CIK 919273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1998.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------    ------------

Commission file number                0-25926
                       ------------------------------------

                             WOODROAST SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Minnesota                                   41-1563961
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        10250 Valley View Road, Suite 145, Eden Prairie, Minnesota 55344
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  612-944-5113
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 11, 1998 there were 4,242,397 shares of common stock, $0.005 par value outstanding.

                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                                 March 29, 1998




PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Condensed Balance Sheets -
            March 29, 1998 and December 28, 1997......................   3

           Consolidated Condensed Statements of Operations -
            for the thirteen week periods ended March 29, 1998 and
            March 30, 1997............................................   4

           Consolidated Condensed Statements of Cash Flows -
            for the thirteen week periods ended March 29, 1998 and
            March 30, 1997............................................   5

           Notes to Consolidated Condensed
            Financial Statements......................................   6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations................................................   9

PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings..........................................   13

Item 2:    Changes in Securities and Use of Proceeds .................   13

Item 6:    Exhibits and Reports on Form 8-K...........................   13


Signatures ...........................................................   14

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                               (Unaudited)                 *
                                                                March 29,             December 28,
                                                                  1998                    1997
                                                               -----------            ------------
CURRENT ASSETS:
  Cash and cash equivalents............................        $   130,915             $   67,240
  Inventories..........................................            275,419                244,920
  Prepaid expenses and other...........................             79,180                112,167
                                                               -----------             ----------
   Total current assets................................            485,514                424,327

PROPERTY AND EQUIPMENT, NET............................          5,978,683              6,044,911

DEPOSITS...............................................             82,802                 80,609

PATENT AND TRADEMARKS, NET.............................             61,770                 40,677
                                                               -----------             ----------

                                                               $ 6,608,769             $6,590,524
                                                               ===========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - stockholder...........................        $   300,000             $  250,000
  Current portion of senior secured promissory notes...             39,577                 27,916
  Current portion of long-term debt....................             11,476                 12,126
  Current portion of capital lease obligations.........             49,270                 64,215
  Accounts payable.....................................          1,046,115                892,922
  Accounts payable - construction .....................                  0                632,013
  Accrued expenses.....................................            322,693                230,902
                                                               -----------             ----------
     Total current liabilities.........................          1,769,131              2,110,094

SENIOR SECURED PROMISSORY NOTES, NET OF CURRENT PORTION            960,423                972,084
LESS: UNAMORTIZED DISCOUNT.............................           (240,264)              (252,114)
LONG-TERM DEBT, NET OF CURRENT PORTION.................              9,671                 11,879
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION......             32,358                 35,358
PREFERRED STOCK DIVIDENDS..............................             10,044                      0
                                                               -----------             ----------
     Total liabilities.................................          2,541,363              2,877,301
                                                               -----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value, 33,333,333 shares
   authorized, 4,242,397 shares issued and outstanding.             21,212                 21,212
   Class A 8% preferred stock, $10.00 stated and par value,
   117,500 shares authorized, issued and outstanding...          1,175,000                      0
  Additional paid-in capital...........................         10,823,765             10,033,229
   Unearned compensation...............................             (2,836)                (4,861)
  Accumulated deficit..................................         (7,949,735)            (6,336,357)
                                                               -----------             ----------

     Total stockholders' equity........................          4,067,406              3,713,223
                                                               -----------             ----------

                                                               $ 6,608,769             $6,590,524
                                                               ===========             ==========

* From Audited Consolidated Financial Statements

      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Thirteen Weeks Ended
                                                           -------------------------------
                                                            March 29,           March 30,
                                                              1998                1997
                                                           -----------         -----------
NET SALES......................................            $ 1,860,142         $ 1,592,280
                                                           -----------         -----------

COSTS AND EXPENSES:
  Food, beverage, supply & retail costs........                603,774             502,405
  Unit operating expenses......................              1,124,344             933,288
  Depreciation and amortization................                186,896             113,898
  Pre-opening expenses.........................                 86,352                   0
  General, administrative and development......                389,434             521,285
                                                           -----------         -----------
    Total costs and expenses...................              2,390,800           2,070,876
                                                           -----------         -----------

    Loss from operations.......................               (530,658)           (478,596)
                                                           -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income..............................                    232              34,245
  Interest expense.............................                (60,780)            (55,334)
  Other income.................................                      0              14,408
                                                           -----------         -----------
    Total other income (expense)...............                (60,548)             (6,681)
                                                           -----------         -----------

LOSS BEFORE INCOME TAXES.......................               (591,206)           (485,277)

    Income taxes...............................                      0                   0
                                                           -----------         -----------

NET LOSS.......................................               (591,206)           (485,277)

PREFERRED STOCK DIVIDENDS AND ACCRETION........              1,022,172                   0
                                                           -----------         -----------
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS.......            $(1,613,378)        $  (485,277)
                                                           ===========         ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE....            $     (0.14)        $     (0.11)
                                                           ===========         ===========

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS PER COMMON SHARE.......            $     (0.38)        $     (0.11)
                                                           ===========         ===========

SHARES USED IN COMPUTING BASIC AND DILUTED
 NET LOSS PER COMMON SHARE.....................              4,242,397           4,242,397
                                                           ===========         ===========


      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Thirteen Weeks Ended
                                                            ------------------------------
                                                             March 29,           March 30,
                                                               1998                1997
                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................        $ (591,206)         $ (485,277)
  Adjustments to reconcile net loss to
   cash flows from operating activities -
  Depreciation and amortization.....................           186,896             113,898
  Amortization of senior secured promissory notes...            11,850              11,850
  Changes in operating assets and liabilities.......          (382,515)            253,462
                                                            ----------          ----------
     Cash flows from operating activities...........          (774,975)           (106,067)
                                                            ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale
   securities.......................................                 0           2,015,000
  Purchases of property and equipment...............          (119,902)           (323,437)
  Construction in progress..........................                 0            (644,543)
  Purchases of patents and trademarks...............           (21,860)                  0
  Deposits advanced.................................            (2,193)            (55,402)
                                                            ----------          ----------
     Cash flows from investing activities...........          (143,955)            991,618
                                                            ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes...................           450,000                   0
  Proceeds from preferred stock sale, net...........           953,408                   0
  Payments on Stockholder notes.....................          (400,000)                  0
  Payments on notes payable.........................            (2,858)                  0
  Payments on capital leases........................           (17,945)            (20,630)
                                                            ----------          ----------
     Cash flows from financing activities...........           982,605             (20,630)
                                                            ----------          ----------

INCREASE IN CASH AND CASH EQUIVALENTS...............            63,675             864,921

CASH AND CASH EQUIVALENTS, BEGINNING................            67,240           1,673,662
                                                            ----------          ----------

CASH AND CASH EQUIVALENTS, ENDING...................        $  130,915          $2,538,583
                                                            ==========          ==========


      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)


(1)   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended March 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1998.

(2)   NET LOSS PER COMMON SHARE

Basic and diluted loss per common share are determined by dividing net loss by the weighted average number of common shares outstanding during each period. Basic and diluted loss per share are the same.

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

(5)   INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of March 29, 1998, the Company had net operating loss carryforwards of approximately $5,900,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 29, 1998
                                   (UNAUDITED)

(6)   STOCK OPTIONS

STOCK OPTION PLAN - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At March 29, 1998, 670,000 options had been granted at exercise prices of $0.75 to $5.50 per share, none of which had been exercised.


(7)   CLASS A 8% PREFERRED STOCK

In February 1998, the Company completed a private placement of 117,500 shares of Class A 8% convertible preferred stock with a par and stated value of $10.00 per share (the preferred stock) and received net proceeds of approximately $953,000. The Preferred Stock is convertible into shares of the Company's $.005 par value common stock based on dividing the aggregate stated value of the Preferred Stock and the accrued dividends by the lesser of $1.125 or 80% (the conversion rate) of the average closing bid price for common stock five days prior to the conversion. In addition, the conversion rate is subject to reduction to 70% upon the passage of specific time periods and the nonoccurrence of certain events as defined in the Certificate of Designation for the Preferred Stock. The Preferred Stock is convertible from February 1998 to February 2001.

In connection with this transaction, the Company recorded a non-cash deemed dividend of $1.0 million. The non-cash deemed dividend represents the approximate discount to market calculated at the date the preferred stock was issued. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in-capital. The discount is recognized during the periods in which the preferred shares are convertible in common stock.. The accretion of the preferred stock is reflected in the statement of operations as an adjustment to net loss during the first quarter ended March 29, 1998 as the preferred stock was immediately convertible into common stock of the Company. The accretion of the discount had no effect on total stockholders' equity.

The Company may redeem the preferred stock in whole upon 20 days notice at a price of 120% of the total stated value of the preferred stock plus any accrued dividends. Additionally, the Company issued a warrant to the agent to purchase 175,000 shares of the Company's common stock at $1.125 per share in connection with the offering. The warrant is exercisable for four years.

(8)   COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

(9)   RECENT ACCOUNTING PRONOUCEMENTS

In 1998, the Accounting Standards Executive Committee of the American
Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. Since the Company's previous policy has been consistent with SOP 98-5, the early adoption had no effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in fiscal 1998. Such adoption had no material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for annual 1998 financial reporting and has not yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OVERVIEW

Woodroast Systems, Inc. (the "Company") is a hospitality development company which was incorporated in 1987 as a Minnesota corporation. The Company owns and operates two free-standing full service restaurants (one with an attached tavern) and two taverns built on the theme of the turn-of-the-century London divans.

The Shelly's Woodroast restaurants are located in St. Louis Park, Minnesota, a suburb of Minneapolis (the "St. Louis Park Restaurant"), and Rockville, Maryland, a suburb of Washington D.C. (the "Rockville Restaurant") (together with the St. Louis Park Restaurant, the "Restaurants"). The Company has operated the St. Louis Park Restaurant since 1989 and the Rockville Restaurant since November 1995. The Company announced earlier that its Restaurants were for sale. As of May 11, 1998, no acceptable offers have been received.

With the Company's recruitment of senior management, its focus on building the larger superstore restaurants has been replaced with a concept to develop units named "Shelly's Back Room, The American Tavern", which is designed to capitalize on the popular cigar smoking trend in an upscale tavern atmosphere featuring exceptional food and drink. The original Shelly's Back Room prototype tavern is attached to the Rockville Restaurant, and as such, is considered part of the Restaurants. In June of 1997, the first single concept of Shelly's Back Room (the "Back Room")(together with the Restaurants, the "Units"), opened in Washington, D.C. (the DC Back Room"). On January 22, 1998, the second stand-alone Back Room was opened in the Gold Coast Area of Chicago, Illinois (the "Chicago Back Room"), adjacent to the Magnificent Mile and Oak Street shopping areas. This concept brings a touch of the traditional divan to America. Divans were turn-of-the-century gathering places in London, synonymous with comfort and service, an exclusive place where the elite could meet, enjoy good food and sip a little cognac. The Company hopes to redefine the American tavern as a place much like the historic divan, yet accessible to all.

The Company believes this concept is not a departure from the main core of the Company's business, which is to provide customers with a quality food and beverage experience in a relaxed atmosphere. Instead, this shift of focus allows the Company to pursue other avenues to generate revenue, primarily because of the simpler structure to operate a Back Room and lower capital investment, which would allow franchising of the Back Room concept. The successful operation of the Restaurants and future expansion of the Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and the Shelly's Back Room concepts, obtaining additional capital resources and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchise operations), higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had a net loss of $591,206 for the thirteen week period ended March 29, 1998, and expects losses to continue for the near future.

The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1998 will be a 52 week year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997

NET SALES

The St. Louis Park Restaurant had net sales for the thirteen weeks ended March 29, 1998 of $628,622 or a 5.5% decrease of $36,678 from $665,300 for the thirteen weeks ended March 30, 1997. The St. Louis Park Restaurant continues to have guest counts at or near seating capacity on a daily basis. Over the years, the St. Louis Park Restaurant has become a favorite dining experience for many Twin City patrons. The product mix sold is very repetitive, with all menu items being good sellers. Due to seating limitations,

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (cont.)

sales for this unit are not anticipated to increase, if at all, over its current level. The Minneapolis/St. Paul Twin City region experienced an early spring and much warmer weather than usual. The St. Louis Park Restaurant's strongest sales months are in the cold weather seasons. The Rockville Restaurant had net sales for the thirteen weeks ended March 29, 1998 of $792,129 or a 14.5% decrease of $134,851 from $926,980 for the thirteen weeks ended March 30, 1997. The Company believes that the menu items that are so well cherished in the Midwest may be too heavy for the tastes of the seacoast patrons. The restaurant offerings along Rockville Pike are vast and together with our menu selection, sales were less than anticipated. The Company has implemented expense reductions and operating efficiencies along with menu revisions and will develop a media campaign during 1998. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

The first stand-alone Back Room which opened on June 10, 1997 in Washington D.C. had net sales for the thirteen weeks ended March 29, 1998 of $274,843. This unit is performing above expected sales levels. However, no assurance can be given that this unit will continue to perform above managements' expectations. The Company believes that at least a twelve month history will be necessary, due to new concept and locations, before more meaningful information can be acquired. The second stand-alone Back Room opened on January 22, 1998 in Chicago, Illinois and had net sales for the nine weeks ended March 29, 1998 of $164,548. The month of January represented only a four day sales period. This unit did not receive its liquor license until January 30, 1998, one week after opening.


COSTS AND EXPENSES

The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the St. Louis Park Restaurant for the thirteen weeks ended March 29, 1998 were $543,665 or a 3.9% decrease of $22,139 from $565,804 for the thirteen weeks ended March 30, 1997. The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the Rockville Restaurant for the thirteen weeks ended March 29, 1998 were $741,078 or a 14.8% decrease of $128,810 from $869,888 for the thirteen weeks ended March 30, 1997. The correlation that exists between the Restaurant's decreases in costs and expenses matches the decrease in revenues. The Company continues to address ongoing cost and expense issues at the Restaurants. The Company has already began to address methods to increase cash flows at the Rockville Restaurant. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the DC Back Room for the thirteen weeks ended March 29, 1998 were $234,631. This is slightly above anticipated levels. No trend is yet predictable for this location. The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the Chicago Back Room for the nine weeks ended March 29, 1998 were $208,744. During this start-up period of nine weeks, labor expense and opening training expense were the largest components in generating this loss. Due to the nature of the employees in the hospitality industry, labor expenses usually run high during the initial quarters after opening.

For the thirteen weeks ended March 29, 1998, the St. Louis Park Restaurant generated net revenues of $628,622 and operating income of $84,957 or 13.5% of net revenues as compared to the thirteen weeks ended March 30, 1997 of net revenues of $665,300 and operating income of $99,496 or 15.0% of net revenues. The Rockville Restaurant generated net revenues of $792,129 and operating income of $51,051 or 6.4% of net revenues for the thirteen weeks ended March 29, 1998, as compared to the thirteen weeks ended March 30, 1997 of net revenues of $926,980 and operating income of $57,092 or 6.2% of net revenues. For the thirteen weeks ended March 29, 1998, the DC Back Room generated net revenues of $274,843 and operating income of $40,212 or 14.6% of net revenues. For the nine weeks ended March 29, 1998, the Chicago Back Room generated net revenues of $164,548 and had an operating loss of $44,196. These Unit operating incomes and losses are exhibited as earnings before interest, taxes, depreciation and amortization.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT.)


RESULTS OF OPERATIONS (cont.)


Pre-opening and start-up costs were $86,352 for the thirteen weeks ended March 29, 1998. These were for the opening of the Chicago Back Room only. It is the Company's policy to expense all pre-opening and start-up costs associated with new unit development that are not otherwise capitalized as property and equipment when incurred. See "Recent Accounting Pronouncements."

The Company's executive and administrative office located in Eden
Prairie, Minnesota had general, administrative and development expenses which were $389,434 for the thirteen weeks ended March 29, 1998, compared to $521,285 for the thirteen weeks ended March 30, 1997. This is a decrease of $131,851 or 25.3%. This decrease reflects the results of the Company's efforts to reduce its general, administrative and development expense line items for the 1998 fiscal year. Interest expense was $60,780 for the thirteen weeks ended March 29, 1998, compared to $55,334 for the thirteen weeks ended March 30, 1997. With the change in focus of the Company towards the Back Room concept, the Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and the development costs associated with the site location and franchising. Until more Back Rooms are in operation, the general, administrative and development expenses will continue to provide the greatest impact on the net operating profit or loss of the Company for the foreseeable future. The Company is seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,283,617 at March 29, 1998, compared to a working capital deficit of $1,685,767 at December 28, 1997. Cash and cash equivalents were $130,915 at March 29, 1998, representing an increase of $63,495 from $67,420 at December 28, 1997. This increase is attributable to the proceeds received from the sale of 117,500 shares of Class A 8% preferred stock and the promissory notes with the major stockholder (see discussion below).

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

In November 1995, the Company completed a private placement of Units consisting of $1,000,000 in principal amount of 15% Secured Promissory Notes (the "Notes")(including $700,000 to Company stockholders) and Warrants (the "Warrants") to purchase an aggregate 200,016 shares of Common Stock. The private placement of Units resulted in net proceeds of approximately $940,000 which were used to fund construction expenses and other costs related to the opening of the Rockville Restaurant. The Notes are secured by a senior interest in substantially all assets owned by the Company and its subsidiary. Property leased by the Company and its subsidiary, including real estate and certain equipment, is not included in the security interest. The Warrants have an exercise price of $.0033 per share, of which 170,008 were exercised in 1996. The remaining Warrants are exercisable through May 31, 2000. On the date of issuance, the Warrants had a total value of $299,333 based on the then market price of the Company's common stock. The discount created by the issuance costs and the Warrants is being amortized over the life of the Notes using the interest method. Holders of Warrants or Warrant shares have certain piggyback registration rights through May 31, 2002. The Notes bear interest of 15%, payable monthly. The approximate effective annual interest rate, after considering the value of the Warrants, is approximately 20%. The Notes require repayment of principal over an eight-year period beginning in August 1998. Current maturities of the Notes are $29,916 in fiscal year 1998, $74,518 in fiscal year 1999, $86,497 in fiscal year 2000, $100,401 in fiscal year 2001, $116,541 in fiscal year 2002 and $594,127 thereafter.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONT.)



In March 1996, the Company sold 625,000 shares of its Common Stock in a private placement for $2.25 per share, and received and used the net proceeds of approximately $1,315,000. Holders of such shares have certain piggyback registration rights.

In December 1997, the Company entered into a promissory note with the majority stockholder for $250,000. The note was unsecured and bore interest at prime plus 2% annually. The note was repaid in full February 1998.

In January 1998, the Company entered into a promissory note with the majority stockholder for $150,000. The note was unsecured and bore interest at prime plus 2% annually. The note was repaid in full February 1998.

In February 1998, the Company completed a private placement of 117,500 shares of Class A 8% convertible preferred stock with a par and stated value of $10.00 per share (the "Preferred Stock") and received net proceeds of approximately $953,000. The Preferred Stock is convertible into shares of the Company's $.005 par value common stock based on dividing the aggregate stated value of the Preferred Stock and the accrued dividends by the lesser of $1.125 or 80% (the conversion rate) of the average closing bid price for common stock five days prior to the conversion. In addition, the conversion rate is subject to reduction to 70% upon the passage of specific time periods and the nonoccurrence of certain events as defined in the Certificate of Designation for the Preferred Stock. The Preferred Stock is convertible from February 1998 to February 2001. The Preferred Stock not converted by February 2001 is automatically converted into shares of the Company's $.005 par value common stock. The Company may redeem the Preferred Stock in whole upon 20 days notice at a price of 120% of the total stated value of the Preferred Stock plus any accrued dividends. Additionally, the Company issued a warrant to the agent to purchase 175,000 shares of the Company's common stock at $1.125 per share in connection with the offering. The warrant is exercisable for four years.

In March 1998, the Company entered into a promissory note with the majority stockholder. The note is unsecured and bears interest at eight percent (8%) annually. The note balance was $300,000 at March 29,1998.

In April 1998, the Company entered into a promissory note with the majority stockholder for $200,000. The note is unsecured and bears interest at eight percent (8%) annually.

The Company will require additional financing to implement its expansion plans. The Company is in negotiations to complete a line of credit for working capital purposes. Also, the Company is pursuing additional financing through one or more additional offerings of equity securities or debt financing in order to finance operations and develop and open additional Back Rooms. However, there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company or its shareholders.

RECENT ACCOUNTING PRONOUCEMENTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 985 ("SOP 98-5) entitled "Reporting on the Costs of Start-Up Activites." This accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. Since the Company's previous policy has been consistent with SOP 98-5, the early adoption had no effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in fiscal 1998. Such adoption had no material effect on the consolidated financial statements.

In June 1997, the Fiancial Accounting Standards Boards issued Statement of Financial Accounting Standards No.131, "Disclosures About Segments of An Enterprise and Related Information "(SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, gepgraphic areas and major customers. The Company will adopt SFAS 131 for annual 1998 financial reporting and has not yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements.

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

Item 2.  Changes in Securities and Use of Proceeds

         In February 1998, the Company completed a private placement of 117,500 shares of Class A 8% Convertible Preferred Stock to ten "accredited investors." The offering was underwritten by Perrin, Holden & Davenport Capital Corp. The Company received gross proceeds of $1,175,000. The underwriter received commissions of 10% of the gross proceeds, or $117,500, and a four-year purchase option to purchase up to an aggregate of 175,000 shares of Common Stock of the Company at an exercise price of $1.125 per share. The Company also reimbursed the underwriter for fees and disbursements of counsel, among other expenses. The Preferred Stock and dividends accrued thereon are convertible, at the election of the holder, into a number of shares of Common Stock determined by dividing the aggregate stated value of the Preferred Stock being converted ($10 per share) plus the amount of accrued dividends by the lessor of (i) 80% (the "Conversion Rate") of the average closing bid price for the Common Stock, as reported by The Nasdaq Stock Market or the OTC Bulletin Board for the five consecutive trading days ending on the trading day prior to the conversion date and
         (ii) $1.125, subject to adjustment for stock splits, stock dividends and other recapitalizations, mergers and other similar events. The Conversion Rate is subject to reduction to 70% upon passage of specified time periods and the nonoccurrence of certain events. Preferred Stock not converted by February 19, 2001 is automatically converted into Common Stock. Based upon the investors' representations as to their "accredited investor" status, the Company believes that the sales of Preferred Stock were exempt from registration pursuant to
         Section 4(2) of the Securities Act and Rule 506 under Regulation D of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits required by Item 601 of Regulation S-K

         None

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended March 29, 1998.

         Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Woodroast Systems, Inc.
                                        (Registrant)





                                        /s/ SHELDON F. JACOBS
                                   --------------------------------
                                         by Sheldon F. Jacobs
                                          Chairman of Board,
                                        Chief Executive Officer
                                     (Principal Executive Officer)




                                         /s/ RALPH J. GUARINO
                                   --------------------------------
                                         by Ralph J. Guarino
                                  President, Chief Operating Officer,
                                     and Chief Financial Officer
                              (Principal Financial and Accounting Officer)





Date:  May  13, 1998