Form 10QSB
period 1998-06-28
WOODROAST SYSTEMS INC
filed 1998-08-11
CIK 919273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1998.


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act for the
     transition period from                 to
                           ---------------    ---------------

                       Commission file number 0-25926



                             Woodroast Systems, Inc.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Minnesota                                   41-1563961
   -------------------------------          ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


        10250 Valley View Road, Suite 145, Eden Prairie, Minnesota 55344
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  612.944.5113
                                  ------------
                           (Issuer's Telephone Number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes      X                No
                            ---------------          --------------


The number of shares Common Stock, $0.005 par value per share outstanding as of August 7, 1998: 4,255,804.

                             WOODROAST SYSTEMS, INC.

                                Form 10-QSB Index
                                  June 28, 1998




Part I: Financial Information

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
           June 28, 1998 and December 28, 1997 . . . . . . . . .        3

           Consolidated Condensed Statements of Operations -
           for the thirteen and twenty-six week periods ended
           June 28, 1998 and June 29, 1997 . . . . . . . . . . .        4

           Consolidated Condensed Statements of Cash Flows -
           for the twenty-six week periods ended June 28, 1998
           and June 29, 1997 . . . . . . . . . . . . . . . . . .        5

           Notes to Consolidated Condensed Financial
           Statements. . . . . . . . . . . . . . . . . . . . . .        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .       10



Part II: Other Information

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . .       19

Item 2:  Changes in Securities and Use of Proceeds . . . . . . .       19

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . .       19



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            June 28,    December 28,
                                                              1998          1997
                                                           (Unaudited)
                                        ASSETS
Current Assets:
     Cash and cash equivalent                             $    38,530   $    67,240
     Inventories                                              271,879       244,920
     Prepaid expenses and other                               108,005       112,167
                                                          -----------   -----------
     Total current assets                                     418,414       424,327

Property and equipment, net                                 4,609,899     6,044,911

Deposits                                                       81,563        80,609

Patent and trademarks                                          68,550        40,677
                                                          -----------   -----------
                                                          $ 5,178,426   $ 6,590,524
                                                          ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - stockholder                          $   775,000   $   250,000
     Current portion of senior secured promissory notes        57,622        27,916
     Current portion of long-term debt                         13,095        12,126
     Current portion of capital leases                         48,881        64,215
     Accounts payable                                         912,418       892,922
     Accounts payable - construction                                0       632,013
     Accrued expenses                                         256,482       230,902
                                                          -----------   -----------
         Total liabilities                                  2,063,498     2,110,094

Senior secured promissory notes, net of current               942,378       972,084
Less: unamortized discount senior secured promissory         (228,414)     (252,114)
Long-term debt, net of current                                  5,080        11,879
Capital lease obligations, net of current                      15,459        35,358
Preferred stock dividends                                      33,479             0
                                                          -----------   -----------
     Total liabilities                                      2,831,480     2,877,301
                                                          -----------   -----------


Commitments and contingencies
Stockholders' equity:
  Capital stock, 33,000,000 shares authorized:
    Common stock, $.005 par value, 4,242,397 shares
     issued and outstanding                                    21,212        21,212
    Class A 8% preferred stock, $10.00 stated and par
     value, 117,500 shares issued and outstanding           1,175,000             0
Additional paid-in-capital                                 11,167,761    10,033,229
Unearned compensation                                          (2,431)       (4,861)
Accumulated deficit                                       (10,014,596)   (6,336,357)
                                                          -----------  ------------
         Total stockholders' equity                         2,346,946     3,713,223
                                                          ----------   ------------
                                                          $ 5,178,426   $ 6,590,524
                                                          ===========   ===========



      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                               --------------------------    ---------------------------
                                                   June 28,      June 29,      June 28,       June 29,
                                                    1998           1997          1998           1997
                                               ------------    ----------    -----------      ----------

Net sales                                      $ 1,655,774    $ 1,489,951    $ 3,515,916    $ 3,082,231

Costs and expenses:
     Food, beverage, supply & retail costs         544,712        483,488      1,148,486        985,893
     Unit operating expenses                     1,063,073        945,148      2,187,417      1,878,436
     Depreciation and amortization                 149,432        124,322        298,864        238,219
     Pre-opening expenses                           17,521              0        103,873              0
     Loss on impairment of restaurant assets     1,200,000              0      1,200,000              0
     General, administrative & development         314,269        479,542        741,166      1,000,828
                                               -----------    -----------    -----------    -----------
         Total costs and expenses                3,289,007      2,032,500      5,679,806      4,103,376
                                               -----------    -----------    -----------    -----------

         Loss from operations                   (1,633,233)      (542,549)    (2,163,890)    (1,021,145)
                                               -----------    -----------    -----------    -----------

Other income (expense):
     Interest income                                   378         26,201            610         60,446
     Interest expense                             (408,571)       (57,016)      (469,352)      (112,350)
     Other income                                        0            184              0         14,592
                                               -----------    -----------    -----------    -----------
         Total other income (expense)             (408,193)       (30,631)      (468,742)       (37,312)
                                               -----------    -----------    -----------    -----------

Loss before income tax expense                  (2,041,426)      (573,180)    (2,632,632)    (1,058,457)

     Income tax expense                                  0              0              0              0
                                               -----------    -----------    -----------    -----------


Net loss                                        (2,041,426)      (573,180)    (2,632,632)    (1,058,457)


Preferred stock dividends and accretion             23,435              0      1,045,607              0
                                               -----------    -----------    -----------    -----------


Loss attributable to common shareholders       $(2,064,861)   $  (573,180)   $(3,678,239)   $(1,058,457)
                                               ===========    ===========    ===========    ===========

Basic and diluted net loss per common
     share                                     $     (0.48)   $     (0.14)   $      (.62)   $     (0.25)
                                               ===========    ===========    ===========    ===========

Basic and diluted net loss attributable to
     common shareholders per common share      $     (0.49)   $     (0.14)   $      (.87)   $     (0.25)
                                               ===========    ===========    ===========    ===========

Shares used in computing basic and diluted
     net loss per common share                   4,242,397      4,242,397      4,242,397      4,242,397
                                               ===========    ===========    ===========    ===========


      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Twenty-Six Weeks Ended
                                                           -----------------------------
                                                              June 28,      June 29,
                                                                1998         1997
Cash flows from operating activities:
     Net loss                                              $(2,632,632)   $(1,058,457)
     Adjustments to reconcile net loss to
       cash flows from operating activities -
     Depreciation and amortization                             373,791        238,219
     Amortization of original issue discount                   345,356              0
     Loss on impairment of restaurant related assets         1,200,000              0
     Amortization of senior secured promissory notes            23,700         23,700
     Amortization of unearned compensation                       2,430          1,621
     Changes in operating assets and liabilities              (609,734)       (81,326)
                                                           -----------    -----------
        Cash flows from operating activities                (1,297,089)      (876,243)
                                                           -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities             0      2,015,000
     Purchases of property and equipment                      (137,245)    (1,385,073)
     Construction in progress                                        0        (23,168)
     Purchases of patents and trademarks                       (29,407)       (14,854)
     Deposits advanced                                            (954)       121,992
                                                           -----------    -----------
        Cash flows from investing activities                  (167,606)       713,897
                                                           -----------    -----------

Cash flows from financing activities:
     Proceeds from stockholder notes                           925,000              0
     Proceeds from preferred stock sale, net                   952,048              0
     Payments on stockholder notes                            (400,000)             0
     Payments on notes payable                                  (5,830)             0
     Payments on capital leases                                (35,233)       (42,077)
                                                           -----------    -----------
        Cash flows from financing activities                 1,435,985        (42,077)
                                                           -----------    -----------

Decrease in cash and cash equivalents                          (28,710)      (204,423)

Cash and cash equivalents, beginning                            67,240      1,673,663

Cash and cash equivalents, ending                          $    38,530    $ 1,469,240
                                                           ===========    ===========



      See accompanying notes to consolidated condensed financial statements

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                                   (UNAUDITED)


(1)      Basis of Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1998.

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

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)
                                  JUNE 28, 1998
                                   (UNAUDITED)

(5)      Line of Credit

On April 29, 1998, the Company entered into a $2,000,000 discretionary line of credit with a stockholder. The line of credit is unsecured, due on demand and bears interest at 10%. The line of credit requires the Company to issue up to an aggregate of 600,000 common stock warrants based on issuing 2,000 warrants per each $10,000 advanced under the agreement plus 200,000 warrants were issued upon the execution of the agreement. The warrants issued are exercisable until April 30, 1999 at an exercise price of $.01 per share. Warrants issued based on advances outstanding of $775,000 at June 28, 1998 were 355,000. The relative fair value of the warrants at the time of each advance aggregated $345,356 and was recognized as interest expense immediately as the line of credit is due on demand and as additional paid-in capital.

(6)      Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of June 28, 1998, the Company had net operating loss carryforwards of approximately $7,950,000, which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

(7)      Stock Options

Stock option plan - The Company has a Stock Option Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 750,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. The Plan is administered by a stock option committee which has the discretion to determine the number and purchase price of the shares subject to stock options, which may be below the fair market value of the common stock on the date thereof, the term of each option, and time or times during its term when the option becomes exercisable. At June 28, 1998, 670,000 options had been granted at exercise prices of $0.75 to $5.50 per share, none of which had been exercised.

(8)      Class A 8% Preferred Stock

In February 1998, the Company completed a private placement of 117,500 shares of Class A 8% convertible preferred stock with a par and stated value of $10.00 per share (the preferred stock) and received net proceeds of approximately $953,000. The Preferred Stock is convertible into shares of the Company's $.005 par value common stock based on dividing the aggregate

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)
                                  JUNE 28, 1998
                                   (UNAUDITED)


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

In connection with this transaction, the Company recorded a non-cash deemed dividend of $1.0 million. The non-cash deemed dividend represents the approximate discount to market calculated at the date the preferred stock was issued. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in-capital. The discount is recognized during the periods in which the preferred shares are convertible in common stock. The accretion of the preferred stock was reflected in the statement of operations as an adjustment to net loss during the first quarter ended March 29, 1998 as the preferred stock was immediately convertible into common stock of the Company. The accretion of the discount had no effect on total stockholders' equity.

The Company may redeem the preferred stock in whole upon 20 days notice at a price of 120% of the total stated value of the preferred stock plus any accrued dividends. Additionally, the Company issued a warrant to the agent to purchase 175,000 shares of the Company's common stock at $1.125 per share in connection with the offering. The warrant is exercisable for four years.

(9)      Commitments and Contingencies

Litigation - The Company is involved in legal actions in the ordinary course of its business. While no reasonable estimates of potential liability can be determined, management believes such legal actions will be resolved without a material effect on the Company's financial position or results of operations.

(10)     Recent Accounting Pronouncements

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. Since the Company's previous policy was consistent with SOP 98-5, the early adoption had no effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)
                                  JUNE 28, 1998
                                   (UNAUDITED)


financial statements. The Company adopted SFAS 130 in fiscal 1998. Such adoption had no material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for annual 1998 financial reporting and has not yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements.

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

         The Shelly's Woodroast restaurants are located in St. Louis Park, Minnesota, a suburb of Minneapolis (the "St. Louis Park Restaurant"), and Rockville, Maryland, a suburb of Washington D.C. (the "Rockville Restaurant") (together with the St. Louis Park Restaurant, the "Restaurants"). The Company has operated the St. Louis Park Restaurant since 1989 and the Rockville Restaurant since November 1995. The Company announced earlier that its Restaurants were for sale. As of July 31, 1998, the Company has entered into an agreement for the sale of its Rockville Restaurant only. Further discussion of Rockville to follow below.

         The Company's initial focus was on building the large superstore restaurants. This has been replaced with a concept to develop units named "Shelly's Back Room, The American Tavern", which is designed to capitalize on the popular cigar smoking trend in an upscale tavern atmosphere featuring exceptional food and drink. The original Shelly's Back Room prototype tavern is attached to the Rockville Restaurant, and as such, is considered part of the Restaurants. In June of 1997, the first single concept of Shelly's Back Room (the "Back Room")(together with the Restaurants, the "Units"), opened in Washington, D.C. (the "D.C. Back Room"). On January 22, 1998, the second stand-alone Back Room was opened in the Gold Coast Area of Chicago, Illinois (the "Chicago Back Room"), adjacent to the Magnificent Mile and Oak Street shopping areas. This concept brings a touch of the traditional divan to America. Divans were turn-of-the-century gathering places in London, synonymous with comfort and service, an exclusive place where the elite could meet, enjoy good food and sip a little cognac. The Company hopes to redefine the American tavern as a place much like the historic divan, yet accessible to all.

         The Company believes this concept is not a departure from the main core of the its business, which is to provide customers with a quality food and beverage experience in a relaxed atmosphere. Instead, this shift of focus allows the Company to pursue other avenues to generate revenue, primarily because of the simpler structure to operate a Back Room and lower capital investment, which would allow franchising of the Back Room concept. The successful operation of the Restaurants and future expansion of the Back Room by the Company will depend on various factors, including market acceptance of the Shelly's Woodroast and the Shelly's Back Room concepts, obtaining additional capital resources and general economic conditions. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the operation, development and franchising of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, the Company must manage the transition to multiple site operations (both Company-owned and franchise operations),
                                       10

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


higher volume operations, the control of overhead expenses and the addition of necessary personnel. The Company had losses (before preferred stock dividends and accretion) of $2,041,426 and $2,632,632 for the thirteen and twenty-six week periods ended June 28, 1998 and expects losses to continue for the near future.

         The Company uses a 52/53 week fiscal year ending on the last Sunday of December. Fiscal year 1998 will be a 52 week year.



RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

NET SALES

         The St. Louis Park Restaurant had net sales for the thirteen weeks ended June 28, 1998 and June 29, 1997 of $531,643 and $609,429, respectively, or a 12.8% decrease of $77,786. Net sales from the St. Louis Park operation for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $1,160,265 and $1,274,729, respectively, or a 9.0% decrease of $114,464. The St. Louis Park Restaurant continues to have guest counts at or near seating capacity on a daily basis. Over the years, the St. Louis Park Restaurant has become a favorite dining experience for many Twin City patrons. The product mix sold is very repetitive, with all menu items being good sellers. Since the opening of the St. Louis Park Restaurant, no menu changes have occurred, and as such, the Company believes this fact has affected sales levels. Therefore, the Company will be implementing some new menu items. Also, due to seating limitations, sales for this unit are not anticipated to increase, if at all, over last years levels.

         The Rockville Restaurant had net sales for the thirteen weeks ended June 28, 1998 and June 29, 1997 of $645,800 and $839,384, respectively, or a
23.1% decrease of $193,584. Net sales from the Rockville operation for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $1,437,929 and $1,766,364, respectively, or a 18.6% decrease of $328,435. The Company believes that the menu items that are so well cherished in the Midwest may be too heavy for the tastes of the seacoast patrons. The restaurant offerings along Rockville Pike are vast and together with our menu selection, sales continue to be less than anticipated. With the expected sale of the Rockville Restaurant, the Company will direct all of its efforts toward completing this transaction. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

         The first stand-alone Back Room which opened on June 10, 1997 in Washington D.C. had net sales for the thirteen weeks ended June 28, 1998 and the two and one-half weeks ended June 29, 1997 of $245,351 and $41,138, respectively. Net sales for the twenty-six weeks ended June 28, 1998 were $520,194. This unit is performing near expected sales levels. However, no assurance can be given that this unit will continue to perform at these or greater levels. The Company has relied mostly on free local media write-ups and broadcasts, plus the word-of-mouth of customers who've visited this Back

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


Room to advertise and promote the location. The Company will implement a plan (developed at the Chicago Back Room) to market the D.C. Back Room to its local business community, utilizing low cost printing and distribution methods to create greater awareness of this unit. However, no assurance can be given that these efforts will achieve desired results by year end, if at all. The Company believes that before more meaningful information can be addressed, at least fifteen months of history will be necessary, due to the newness of this concept, that the locations are out of its home market, and that enthusiastic sales generated during the grand opening weeks will skew comparisons.

         The second stand-alone Back Room opened on January 22, 1998 in Chicago, Illinois and had net sales for the thirteen weeks and the twenty-two weeks ended June 28, 1998 of $232,980 and $397,528, respectively. The month of January represented only a four day sales period. Also, this unit did not receive its liquor license until January 30, 1998, one week after opening. The Company anticipates a `ramp-up' effect of sales at all new locations. The Chicago Back Room had not achieved its anticipated sales levels by the end of the twenty-two week period. Again, only free local media write-ups and broadcasts, plus the word-of-mouth of customers who've visited this Back Room have been utilized to advertise and promote this unit. The Company has developed and implemented a marketing program to promote this Back Room to its local business community, utilizing low cost printing and distribution methods to create greater awareness of the unit. There was an immediate increase in traffic realized by these efforts, and though sales should continue to increase, the same increases in profits should not be expected due to the giveaways associated with this marketing program. In conjunction with the review of the St. Louis Park Restaurant menu, the Back Room menu will also be modified. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.



COSTS AND EXPENSES

         The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the St. Louis Park Restaurant for the thirteen weeks ended June 28, 1998 and June 29, 1997 were $492,225 and $537,374, respectively, or a 8.4% decrease of $45,149. The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the St. Louis Park Restaurant for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $1,035,889 and $1,103,178, respectively, or a 6.1% decrease of $67,289. The Restaurants utilize "Original Woodroast Cooking(R)", a signature style cuisine featuring slow-roasted meat, fish, and fowl prepared in patented, computer-controlled wood-burning ovens. Therefore, the costs and expenses necessary to produce these high quality fresh foods tends to be more fixed than variable. Regardless of the actual sales occurring, certain preparations occur daily. As the Company will be addressing modifications to the menu, certain menu items will be re-priced. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


         The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the Rockville Restaurant for the thirteen weeks ended June 28, 1998 and June 29, 1997 were $635,383 and $830,075, respectively, or a 23.5% decrease of $194,692. The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the Rockville Restaurant for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $1,376,462 and $1,699,964, respectively, or a 19.0% decrease of $323,502. With the expected sale of the Rockville Restaurant, the Company will direct all of its efforts toward completing this transaction. However, no assurance can be given that these efforts will achieve desired results by year end, if at all.

         The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the D.C. Back Room for the thirteen weeks ended June 28, 1998 and the two and one-half weeks ended June 29, 1997 of $235,322 and $61,187, respectively. The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the D.C. Back Room for the twenty-six weeks ended June 28, 1998 were $469,952. This is slightly above anticipated levels. Although the Company has not yet isolated the trends for this location, retail cost-of-goods has not been within anticipated percentages. In addition to cigars, the other retail items include a selection of premium logo merchandise of ashtrays, lighters, selected clothing items, pocket knives, cutters and glassware.

         The food, beverage, supply, retail costs and other unit operating expenses related to the operation of the Chicago Back Room for the thirteen weeks ended June 28, 1998 and the twenty-two weeks ended June 28, 1998 were $244,855 and $453,600, respectively. During the twenty-two week period, labor expense and customer goodwill were the largest components in generating this loss. During the initial quarters after opening, labor expenses usually run higher than normal as does giveaways and promotions.


The following Unit operating incomes and losses are exhibited as earnings before interest, taxes, depreciation and amortization (EBITDA):

         The St. Louis Park Restaurant generated net revenues of $531,643 and operating income of $39,419 or 7.4% of net revenues for the thirteen weeks ended June 28, 1998, as compared to the thirteen weeks ended June 29, 1997 of net revenues of $609,429 and operating income of $72,055 or 11.8% of net revenues. For the twenty-six weeks ended June 28, 1998, the St. Louis Park Restaurant generated net revenues of $1,160,265 and operating income of $124,376 or 10.7% of net revenues as compared to the twenty-six weeks ended June 29, 1997 of net revenues of $1,274,729 and operating income of $171,550 or 13.5% of net revenues. The decrease in operating income at the St. Louis Park restaurant is primarily due to a very stable management staff and wages have increased at this location. Also, the cost-of-goods, especially in the meats, fish and fowl, have increased and no menu price increases have been implemented.

         The Rockville Restaurant generated net revenues of $645,800 and operating income of $10,417 or 1.6% of net revenues for the thirteen weeks ended June 28, 1998, as compared to the thirteen weeks ended June 29, 1997

                   WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


of net revenues of $839,384 and operating income of $9,309 or 1.1% of net revenues. For the twenty-six weeks ended June 28, 1998, the Rockville Restaurant generated net revenues of $1,437,929 and operating income of $61,468 or 4.3% of net revenues as compared to the twenty-six weeks ended June 29, 1997 of net revenues of $1,766,364 and operating income of $66,401 or 3.8% of net revenues.

         The DC Back Room generated net revenues of $245,351 and operating income of $10,029 or 4.1% of net revenues for the thirteen weeks ended June 28, 1998, and generated net revenues of $520,194 and operating income of $50,242 or 9.7% of net revenues for the twenty-six weeks ended June 28, 1998.

         The Chicago Back Room generated net revenues of $232,980 and had operating losses of $11,876 or 5.1% for the thirteen weeks ended June 28, 1998 and had generated net revenues of $397,528 and operating losses of $56,072 or 14.1% of net revenues for the twenty-two weeks ended June 28, 1998.

         Pre-opening and start-up costs were $103,873 for the twenty-six weeks ended June 28, 1998. These were for the opening of the Chicago Back Room and expenses associated with possible site locations in Boston, Massachusetts. It is the Company's policy to expense all pre-opening and start-up costs associated with new unit development that are not otherwise capitalized as property and equipment when incurred. See "Recent Accounting Pronouncements."

         The Company's executive and administrative office located in Eden Prairie, Minnesota had general, administrative and development expenses for the thirteen weeks ended June 28, 1998 and June 29, 1997 were $314,269 and $479,542, respectively, or a 34.5% decrease of $165,273. This decrease reflects the results of the Company's efforts to reduce its general, administrative and development expense line items for the 1998 fiscal year. The general, administrative and development expenses for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were $741,166 and $1,000,828, respectively, or a 25.9%
decrease of $259,662. Interest expense was $408,571 for the thirteen weeks ended June 28, 1998, compared to $57,016 for the thirteen weeks ended June 29, 1997. There was an original issue discount ("IOD") recorded as an interest expense of $345,356 during the second quarter of 1998, which relates to the Company's line of credit note (discussed below). Without the OID, interest expense increased $6,199 for the thirteen weeks ended June 28, 1998 over the prior year's comparable period.

         With the change in focus of the Company towards the Back Room concept, the Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and the development costs associated with the site location and franchising. Until more Back Rooms are in operation, the general, administrative and development expenses will continue to provide the greatest impact on the net operating profit or loss of the Company for the foreseeable future. The Company will continue to gather information about potential future senior management personnel as well as support staff,

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


which, if and when hired, will have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1998 and into 1999.

         In July, 1998, the Company announced the resignation of Ralph J. Guarino, as its President, Chief Operating Officer and a Company Director. The resignation became effective on August 2, 1998. Mr. Guarino served as the Company's President and COO since November of 1996. Mr. Guarino had a five (5) year initial employment agreement with the Company, that also became void effective August 2, 1998. The Company's Founder, Chairman and Chief Executive Officer, Sheldon F. Jacobs will assume the responsibilities for Company operations. The Company will not replace this position until capital funding has been secured.



LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $1,645,084 at June 28, 1998, compared to a working capital deficit of $1,685,767 at December 28, 1997. Cash and cash equivalents were $38,530 at June 28, 1998, representing an decrease of $28,710 from $67,240 at December 28, 1997.

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

         On April 29, 1998, the Company entered into a $2,000,000 discretionary line of credit with a stockholder. The line of credit is unsecured, due on demand and bears interest at 10%. The line of credit requires the Company to issue up to an aggregate of 600,000 common stock warrants based on issuing 2,000 warrants per each $10,000 advanced under the agreement plus 200,000 warrants were issued upon the execution of the agreement. The warrants issued are exercisable until April 30, 1999 at an exercise price of $.01 per share. Warrants issued based on advances outstanding of $775,000 at June 28, 1998 were 355,000. The relative fair market value of the warrants at the time of each advance aggregated $345,356 and was recognized as interest expense immediately as the line of credit is due on demand and as additional paid-in capital.

         In July 1998, a loan was made under the line of credit of $100,000.

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


         In August, 1998, the Company announced that it has entered into an agreement for the sale of its Rockville Restaurant. The purchaser is a private company that owns and operates other casual dining restaurants in the Maryland market. The purchaser has made a $50,000 escrow deposit and it is anticipated that the deal will close about the 15th of September, 1998. The purchaser has qualified for lease re-assignment from the landlord. Additionally, the Company must provide a thirty (30) day period of liquor license use. The Company believes that it has fulfilled all requirements to complete the sale, however, there can be no assurance that the transaction will be completed. Under the terms of the agreement, the Company will receive $1,000,000 in cash for the assets of the restaurant, which consists of equipment, leasehold improvements, furniture and fixtures. Based on the sales price, the Company has recognized an impairment of assets of $1,200,000 against the Rockville Restaurant as of June 28, 1998. The proceeds from the transaction will be used to pay off the November 1995 15% Secured Promissory Notes discussed above.

         The Company will require additional financing to implement its expansion plans. Also, the Company is pursuing additional financing through one or more additional offerings of equity securities or debt financing in order to finance operations and develop and open additional Back Rooms. However, there can be no assurance that additional financing will be available, or if available, will be on terms acceptable to the Company or its shareholders.



RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal year 1998. Since the Company's previous policy has been consistent with SOP-98-5, the early adoption had no effect on the consolidated financial statements.

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

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS "131"). SFAS 131 revises information regarding the reporting of operating segments. It also

                     WOODROAST SYSTEMS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (cont.)


establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the annual 1998 financial reporting and has yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements



FORWARD-LOOKING STATEMENTS

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

         None


Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits required by Item 601 of Regulation S-K: None

            (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarterly period ended June 28, 1998.

            Exhibit 27 - Financial Data Schedule - which is only submitted electronically to the Securities and Exchange Commission for EDGAR information purposes.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Woodroast Systems, Inc.
                                                 (Registrant)




                                                  /s/ Sheldon F. Jacobs
                                                  -----------------------------
                                                     by Sheldon F. Jacobs
                                                    Chairman of the Board,
                                                   Chief Executive Officer,
                                                   Chief Financial Officer,
                                                (Principal Executive, Financial
                                                    and Accounting Officer)




Date: August 10, 1998